Form 10-K
period 2004-12-31
CABG MEDICAL INC
filed 2005-03-25
CIK 1122425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-51050

CABG MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	No. 41-1958628 (IRS Employer Identification No.)

14505 - 21st Avenue North, Suite 212, Minneapolis, MN 55447
(Address of Principal Executive Offices)

Registrant’s telephone number (763) 258-8005

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☑  NO  ☐

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES  ☐  NO  ☑

     The aggregate market value of the voting stock held by non-affiliates was $40,657,880 million based on the closing sale price of the Company’s Common Stock as reported on the Nasdaq Stock Market on March 15, 2005.

     There were 16,372,975 shares of common stock outstanding as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Overview

     We are a medical technology company seeking to improve the treatment of coronary heart disease, or CHD, by advancing conventional bypass surgery. We have designed our first product, an artificial coronary graft system that utilizes drug-eluting technologies known as the Holly Graft System, by leveraging our understanding of flow dynamics, material sciences and drug combinations. Manny Villafaña, our Chairman and Chief Executive Officer, has previously introduced innovative cardiac surgery products such as pacemakers and heart valves throughout the world and founded companies such as Cardiac Pacemakers, Inc. (now Guidant Corporation), St Jude Medical, Inc. and ATS Medical, Inc. In November 2004, surgeons in Brisbane, Australia, implanted the first Holly Graft System in a human. In December 2004 and January 2005, we completed an initial public offering of our common stock with net proceeds of approximately $31.2 million.

Issues Surrounding Conventional Bypass Procedures

  Medical Issues

     Conventional bypass surgery is the most common surgical intervention for severe coronary artery disease and is generally deemed most effective by the cardiovascular community for coronary occlusions involving more than one vessel. This surgery is particularly invasive because a midsternal incision must be made and the chest wall must be cracked in order for cardiac surgeons to successfully access the heart. One of the most problematic aspects of bypass surgery involves the “second surgery” that is often required to harvest saphenous veins from the legs or radial arteries from the arms. These veins or arteries are then utilized as graft material for the bypass. Patients undergoing bypass surgery often experience one or more of the following complications as a result of this second surgery:

•	Pain and discomfort;

•	Infection;

•	Edema; or

•	Difficulty in regaining mobility in an acceptable period of time.

     Approximately twenty percent of conventional bypass patients experience some type of complication as a result of a traditional saphenous vein harvesting. Patients who are obese, diabetic or both are particularly at risk for such complications. A significant portion of patients suffering such complications require rehospitalization, the costs of which typically must be absorbed by the hospitals and payors. In addition, the saphenous vein harvesting approach assumes the availability of suitable vessels from the patient, which is often not the case, particularly in the elderly or in patients suffering from diabetes, obesity or other forms of cardiovascular disease.

  Cosmetic Concerns

     Harvesting saphenous veins from the legs typically involves an incision running from below the ankle to above the knee. Harvesting radial arteries from the arm involves a similar incision from the wrist to above the elbow. An alternative approach to traditional open harvesting is endoscopic harvesting. The result is that most patients must undergo a “second surgery” and suffer some level of scarring and other potential complications related to the harvesting procedure.

  Clinical Considerations

     Physicians are often frustrated by the difficult procedure and the complications associated with traditional bypass surgery. Since conventional bypass surgery utilizes harvested vessels with only a 2-3 mm diameter, the intricate placement of 12-20 sutures requires approximately 10-20 minutes to complete per vessel connection, or anastomosis (each bypass using a harvested vessel requires two anastomoses, meaning, a triple bypass would have six anastomoses). The delicate nature of the procedure is often exacerbated by the poor quality of available vessels, particularly in the elderly, the obese and in individuals suffering from diabetes. Another major source of frustration is that 50-60% of all grafts tend to lose patency within five to seven years, requiring additional procedures for a patient that is often more frail. Based on our research and knowledge of flow dynamics, we believe this degradation in patency results in part from connecting a conventional vein or artery graft from a high flow area (such as the aorta) to a low flow region (such as the coronary artery). Small diameter vessels and low flow can be contributory factors to clotting and tissue formation, each of which can result in occlusion.

Addressing the Issues with the Holly Graft System

  Patency Issues

     Due to the complications and lack of alternatives associated with traditional bypass surgery, numerous efforts to develop an artificial coronary graft using materials that mimic the natural structure of the coronary artery have been attempted, including porcine conduit, tissue engineered grafts and grafts made from synthetic materials. Thus far, none have been approved by the United States Food and Drug Administration (“FDA”). We believe previous artificial grafts were primarily focused on ascertaining the appropriate tissue or materials on which to base the graft, rather than the mechanics of blood flow and the corresponding influence on graft patency. We have reviewed the previous artificial graft work and believe continuous high blood flow and pressure, coupled with drug combinations, are the critical elements necessary to adequately limit or obviate clotting and tissue formation in an artificial graft system, each of which can adversely impact vessel patency.

     We expect that our Holly Graft System will provide cardiac surgeons with a new technology that will be differentiated and innovative in the worldwide market for bypass procedures. We have conducted numerous tests of the Holly Graft System and in our view, addressed the problems of hyperplasia, clotting and vessel wall injury that are associated with substantially all preclinical coronary medical devices. Based on these tests, we believe the Holly Graft System should be at least as effective as the traditional saphenous vein graft (“SVG”) procedure in restoring blood circulation in coronary arteries without the negative side effects of saphenous vein harvesting. In terms of maintaining graft patency, our system delivers critical continuous high blood flow from the aorta to the target vessel, thereby diminishing the greater susceptibility of clotting and tissue formation associated with low flow situations. Typically, harvested vessels are low flow due to the termination of flow at the target vessel.

The Holly Graft System is able to maintain continuous high flow because of the following characteristics:

•	Larger Diameter: Our graft consists of a 6 mm diameter conduit compared to the typical 2-3 mm harvested conduit. The increase in size allows for increased flow.

•	Healthier Conduits: The Holly Graft System provides surgeons with a plaque free, consistent and reliable source of conduit for grafts, which are free from disease. Patients suffering from CHD commonly have atherosclerosis or other conditions causing marginal quality vessels (particularly those individuals with obese and diabetic conditions) that immediately threaten the patency of harvested SVGs.

•	Flow Limiter: The Holly Graft System utilizes a flow limiter which maintains pressure within the graft and creates pressure to feed the target coronary artery through the vessel connector.

•	Drug Combinations: The vessel connectors used in the Holly Graft System are coated with a drug combination similar to that which is used on certain prominent drug-eluting stents. In our animal trials, these drug combinations prevented the buildup of tissue proximate to the grafting site, which can result in post-operative occlusions, in the same manner in which the combination prevents restenosis in stenting procedures. Accordingly, we believe that these drug combinations will limit the risk of an interruption of the Holly Graft System. Obtaining and maintaining a license to such a drug combination is critical to the commercialization of the Holly Graft System.

  Medical Complications and Cosmetic Issues

     If our clinical results demonstrate equivalent or superior results to harvested vessels, we believe that our Holly Graft System could reduce or eliminate the need for the second harvesting surgery. By doing so, patients could avoid the aforementioned medical complications and cosmetic implications that are commonplace with vessel harvesting.

  The Holly Graft Procedure and Clinical Considerations

     The Holly Graft System is an artificial coronary artery graft designed to treat blockages in single or multiple coronary arteries from a single graft attached at one aperture to the aorta. Blood will flow into the Holly Graft System at the aorta, where the blood pressure is relatively high, and out of the Holly Graft System at the superior vena cava, where the blood pressure is relatively low. In between, blood will flow to one or more coronary arteries through vessel connections established by surgeons. We have designed the Holly Graft System to create a high volume of blood flow through the main conduit to provide a reliable source of supply for each of the coronary arteries to which a connection is made. To maintain appropriate pressure in the system to feed the coronary arteries, the above-mentioned flow limiter is incorporated at the outflow end to restrict the flow of blood into the vena cava.

     We believe bypass procedures utilizing the Holly Graft System will be particularly attractive to physicians due to its ease of use, involving the following steps:

•	Aortic Anastomosis. The surgeon sutures the polyetrafluorethylene (“ePTFE”) graft conduit to the aorta, which provides a high flow source of blood for the target coronary artery.

•	Vessel Connectors Attached. The vessel connector is assembled on both sides of the ePTFE to provide a continuous flow through the entire graft. Note that multiple vessel connectors can be attached to the same graft, thus enabling the surgeon to treat multiple target vessels with attachments to the base Holly Graft System.

•	Arteriotomy. A slight incision is made in the target vessel and the vessel connector is inserted into the artery. Two sutures are placed around the vessel connector to secure the device on the heart. The Holly Graft System has been designed to allow surgeons to implant the devices in both on-pump and off-pump procedures.

•	Venous Anastomosis. The surgeon sutures the ePTFE with a flow limiting restricter to the venus flow of the heart/circulatory system, typically the superior vena cava.

The Market and Current Treatments

     The Agency for Healthcare Research and Quality, a division of the United States Department of Health and Human Services, or AHRQ, reports that in the United States alone during 2001, over 300,000 patients had bypass surgery, with most requiring SVG harvesting. We estimate the market for the rest of the world to be roughly equal in size to that of the United States.

Clinical Status

     The first human implant of the Holly Graft System took place in Brisbane, Australia, in November 2004. This first human implant will not provide sufficient data to conclude that the Holly Graft System will function as intended in human patients. Rather, we will be able to accurately evaluate the performance of the Holly Graft System in humans only after extensive testing in large numbers of patients over a period of years. In March 2005 we received approval from the Therapeutic Goods Administration, or TGA, of Australia to initiate a 100 patient clinical trial evaluation of the Holly Graft System. We intend to use the results of this clinical trial to submit to our notified body for CE Mark approval. The primary endpoint of this clinical trial will be 30 day follow up without the incidence of a major adverse coronary event. Secondary endpoints of the trial will be six month quantitative coronary angiographic assessment and a twelve month clinical follow up that will include electrocardiogram assessment. In 2005, we expect to initiate our clinical trials in Europe, with leading centers in Germany and Spain.

     As is typical in the medical technology industry, we plan to seek regulatory approvals to market the Holly Graft System in certain international markets before seeking FDA approval in the United States. We will likely market our product in international markets with a network of experienced cardiovascular surgery representatives. In the United States, we anticipate that the Holly Graft System will be marketed using a combination of a direct sales force and independent representatives. We are collaborating with qualified partners in such areas as drugs, polymers, coating technologies, the manufacture of graft material and the production of alloy components.

Research and Development Efforts

     Our current research and development efforts have been primarily focused on commercializing the Holly Graft System. To that end, we are continuing to evaluate the evolving field of device coatings, including polymers and drugs or biological agents to enhance the effectiveness of the Holly Graft System.

     Our long-term research and development initiatives are consistent with trends we believe exist in the cardiac surgery industry and will focus on less invasive procedures and improving patient outcomes. We plan to leverage our internal research team and our Scientific Advisory Board to make enhancements to the Holly Graft System which will concentrate on incorporating minimally invasive surgical methods, anastomotic/connector technology and possibly robotic surgery. All of the aforementioned efforts, if successful, are intended to advance the Holly Graft System by making the procedure more tolerable for patients, reducing surgical trauma and reducing patients’ length of stay in the hospital.

Marketing, Sales and Distribution

     We plan to seek regulatory approvals to market the Holly Graft System in international markets before obtaining FDA approval in the United States. Our international marketing strategy will combine the substantial cardiovascular experience of our management team with a network of experienced cardiovascular surgery representatives to sell our product in international markets. We believe that once we have established distribution partnerships, that these partners will provide a rapid and cost efficient means of increasing market penetration and commercial acceptance of the Holly Graft System in key international markets. Further, we will be able to attract experienced cardiac surgery sales organizations and people familiar with local markets and customs to serve as our representatives.

     We anticipate that we will add distributors in each foreign jurisdiction as soon as we obtain regulatory approval to sell our products in such jurisdiction. We plan to sell to our distributors and recognize revenue on products used in clinical trials. We anticipate that each of our independent distributors will have the exclusive right to sell the Holly Graft System within a defined territory. We anticipate that most of our distributor agreements will establish quotas for sales of the Holly Graft System in the distributor’s territory. We also anticipate that under most of the distributor agreements, we may, at our option, terminate the agreement upon the departure of certain key employees of the distributor, if our company experiences a change in control, or if key performance criteria are not met. We intend to sell the Holly Graft System to each distributor F.O.B. Minneapolis, Minnesota. We anticipate that sales to international distributors will be denominated in United States dollars.

     Once we obtain regulatory approval, which process could take several years to complete, if ever, we intend to market our products in the United States using a combination of a direct sales force and independent representatives. We will focus our sales and marketing efforts on developing awareness of our Holly Graft System in the approximately 900 United States open heart centers. Our sales, marketing and customer service personnel will provide professional sales, marketing and promotional support to our independent distributors.

     Currently, we operate in one medical industry segment, the sale of artificial grafts for coronary bypass surgery.

Manufacturing

     We presently assemble the Holly Graft System in a controlled clean room environment at our facility in a suburb of Minneapolis, Minnesota. Our manufacturing operation currently consists of assembling, inspecting, testing and packaging all of the components into a finished product, and then sterilizing the product prior to shipment.

     We have an agreement with SurModics, Inc. regarding the use of its polymer coating technology. Our agreement with SurModics grants us a license under their patent rights, know-how and trademarks relating to such coating technology. Under the terms of this agreement, we may also elect to have SurModics provide us with technical support regarding the process of coating products. In addition, SurModics has also agreed to supply us with reasonable quantities of chemicals, or reagents, used in the coating technology. We may terminate this agreement without cause upon 90 days’ prior written notice, and, upon termination, we shall have no further rights other than to sell any existing inventory for a period of 18 months thereafter. SurModics may terminate this agreement on 90 days’ prior written notice for a material breach or default by us that is not cured within the 90 days. We have also entered into a clinical coating agreement with SurModics which provides that SurModics will coat certain components in up to 1,000 of our Holly Graft Systems with a drug combination for use in human clinical trials. This agreement terminates on December 31, 2005.

Competition

     The cardiac surgery medical device market is highly competitive. Companies with significantly greater financial, technical, research, marketing, sales and distribution and other resources, including Medtronic, Inc., Guidant Corporation, St. Jude Medical, Inc., Thoratec Corporation and Edwards Lifesciences Corporation, are working on products similar to our artificial coronary graft as well as other competing products or therapies, including stenting, angioplasty and pharmacological therapies.

     We currently face direct competition from CardioTech International, Inc., a company that is in human clinical trials evaluating an artificial coronary bypass graft and Kensey Nash Corporation, a company that is in the preclinical stage of evaluating an artificial coronary bypass graft. There can be no assurance that our competitors or future competitors will not succeed in developing or marketing technologies and products that demonstrate better safety or effectiveness, clinical results, ease of use or lower cost than our Holly Graft System or that such competitors will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to us. Any of the above competitive developments could have a material adverse effect on our business, financial condition and results of operations. There is no assurance that products or technologies introduced subsequent to the commercialization of the Holly Graft System will not render the Holly Graft System obsolete.

Patents and Proprietary Technology

     Our policy is to protect our proprietary position by obtaining United States and foreign patents to protect technology, inventions and improvements important to the development of our business. To date we have obtained two United States patents, applied for four additional United States patents on various aspects of the Holly Graft System, and have filed foreign applications in the European Union, Japan, China, Australia, Brazil, Canada, Argentina and Hong Kong. Our United States patents have expiration dates of January 26, 2020. Any foreign patents corresponding to our United States patents may have terms or expiration dates that vary from the corresponding United States patent, depending on factors such as the payment of annuities, working requirements applicable to particular countries, and other national laws and requirements. Additionally, we have obtained non-exclusive licenses from several of our suppliers for critical components of the Holly Graft System. We cannot be certain that our patents will not be challenged or circumvented by competitors.

     We also rely on trade secrets and technical know-how in the manufacture and marketing of the Holly Graft System. We typically require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

     On March 22, 2005, we entered into a license agreement with Angiotech Pharmaceuticals, Inc., or as referred to herein, Angiotech. The license agreement provides us with an exclusive license to use the Angiotech technology in the manufacture and sale of synthetic and/or biologic coronary artery bypass graft products or systems that release or elute paclitaxel in the coronary artery bypass graft field. As partial consideration for the grant of this exclusive license, we issued Angiodevice International GmbH, a wholly-owned subsidiary of Angiotech, a warrant to purchase 1,265,823 shares of our common stock with an exercise price of $0.01 per share. The total number of shares under this warrant was calculated based on a $5.0 million license maintenance fee divided by the $3.95 closing price of our common stock on March 22. The license agreement also requires that we make future license fee payments to Angiotech based on the achievement of certain regulatory approvals, and a royalty based on the sale of products incorporating Angiotech’s technology.

     Pursuant to an investment agreement also dated March 22, 2005 with Angiotech, we sold Angiotech a total of 1,100,715 shares of our common stock for an aggregate purchase price of $5.0 million, or $4.5425 per share, representing a 15 percent premium to the $3.95 closing price of our stock on March 22. As part of this transaction, we also agreed to issue Angiotech up to an additional $5.0 million worth of our common stock upon the achievement of certain revenue milestones, again at a 15 percent premium to the market value of the stock on the date prior to issuance.

     We have United States federal trademark applications pending for the following marks: “Holly Graft” and “CABG Medical.” In each of these applications, the relevant goods at issue are “Medical apparatus, namely devices for use in coronary artery bypass graft surgery procedures.” We have also filed trademark applications in Canada and the European Community on the “Holly Graft” and “CABG Medical” trademarks. We also have registered the Internet domain name: www.cabgmedical.com.

Government Regulation

     Our Holly Graft System is regulated in the United States as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act, or FD&C Act. Under the FD&C Act, medical devices are required to be safe and effective and the FDA is given the authority to regulate the research, testing, manufacturing, labeling, storage, record keeping, advertising and distribution of medical devices. The FDA classifies our Holly Graft System as a Class III device, which is subject to the highest level of controls. Noncompliance with applicable regulations can result in suspension of production, withdrawal of prior approvals, fines, injunctions, recall of products, civil penalties and criminal prosecution. As of the date of this filing we have not submitted our investigational device exemption, or IDE, to the FDA.

     We also are subject to FDA regulations concerning manufacturing processes and reporting obligations. These regulations require that manufacturing steps be performed according to FDA standards and in accordance with documentation, control and testing standards. The FDA monitors compliance with its good manufacturing practices regulations by conducting periodic inspections. We are required to provide information to the FDA on adverse incidents as well as maintain a detailed record keeping system in accordance with FDA guidelines. We expect that our manufacturing facility will be subject to domestic and international regulatory inspection and review.

     The advertising of our product also is subject to both FDA and Federal Trade Commission regulations. In addition, we will be subject to the Anti-kickback Statute and regulations promulgated by the United States Department of Health and Human Services and the Centers for Medicare and Medicaid Services, or CMS, if we sell the Holly Graft System to Medicare or Medicaid patients.

     Regulation of implantable cardiac surgery medical devices varies widely in foreign countries. Foreign countries vary from having no regulations to having a pre-market notice or pre-market acceptance process. The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol that denotes conformity with European standards for safety and allows certified devices to be marketed in all European Union countries. As part of the CE compliance, manufacturers are required to comply with the ISO 9000 series of standards for quality operations.

Third Party Reimbursement

     In the United States, healthcare providers that purchase medical devices, such as our product, generally rely on third-party payors, including Medicare, Medicaid, private health insurance carriers and managed care organizations, to reimburse all or part of the cost and fees associated with the procedures performed using these devices. The commercial success of the Holly Graft System will depend on the ability of health care providers to obtain adequate reimbursement from third-party payors for the surgical procedures in which our products are used. Third-party payors are increasingly challenging the pricing of medical products and procedures. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. In addition, third-party payors may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication.

     Based on statistics obtained from the AHRQ, the treatment of coronary atherosclerosis in the United States results in a total cost of approximately $35.1 billion. Furthermore, the average mean charge for a bypass procedure is approximately $61,000. We believe that areas for procedure cost savings and facility economics should be attainable from the utilization of the Holly Graft System based on reductions of operating room time due to the ease of use of our device and the elimination of infections and complications resulting from harvesting vessels from a patient’s legs and arms.

     We believe that we will pursue reimbursement with a drug coated stent as a predicate device for our vessel connector, which is also a coronary device with a drug combination. Additionally, we believe that we will pursue reimbursement for the graft component of our device under existing codes for ePTFE vascular graft.

     In international markets, market acceptance of the Holly Graft System will depend in part upon the availability of reimbursement from healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. The main types of healthcare payment systems in international markets are government sponsored healthcare and private insurance. Countries with governmental sponsored healthcare, such as the United Kingdom, have a centralized, nationalized healthcare system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In Japan, France and Germany, the government sets an upper limit of reimbursement for various medical products. In most foreign countries, there are also private insurance systems that may offer payments for alternative devices.

     We will pursue reimbursement for our Holly Graft System internationally through our independent distributors. While the healthcare financing issues in these countries are substantial, we hope to be able to sell the Holly Graft System to private clinics and nationalized hospitals in each of the countries served by our distributors.

Product Liability and Insurance

     Cardiovascular device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury. An artificial coronary bypass graft is a life-sustaining device, and the failure of any such graft could result in injury to or disability or death of the patient. The first human implant of the Holly Graft System took place in Brisbane, Australia in November 2004. Any product liability claim could subject us to costly litigation, damages and adverse publicity.

     We have procured a product liability insurance policy with an annual coverage limit of $1 million in the aggregate. We are responsible for any uninsured claims or claims which exceed the insurance policy limits. Product liability insurance is expensive for mechanical medical devices. If insurance becomes completely unavailable, we must either develop a self-insurance program or sell without insurance. The development of a self-insurance program would require significant capital.

Employees

     As of December 31, 2004, we had eight full-time employees and one part-time employee, of whom four are engaged in research and development (including clinical and regulatory affairs), two in production (including document control) and three in marketing, sales and administrative activities. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

AVAILABLE INFORMATION

     We make available free of charge on or through our internet website at http://www.cabgmedical.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

     The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to its growth strategy, financial results, sales efforts, acquisition plans and cash requirements. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

     Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others,

Risks Relating to Our Business

We are a development stage company with a limited operating history and have incurred losses since inception. If we do not generate significant revenues, we will not be able to achieve profitability.

     We have had losses and negative operating cash flows since our inception. Although we have been successful in raising funds in the past, there is no assurance that any such financing can be obtained in the future on terms acceptable to us. The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

     We have operated as a development stage enterprise since our inception by devoting substantially all of our effort to financial planning, raising capital and research and development for our Holly Graft System. Accordingly, our financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, issued by the Financial Accounting Standards Board (FASB).

     We currently have minimal sources of product revenue. We have a limited operating history and have not yet commercialized any products. To date, we have focused primarily on the development of the Holly Graft System. We began operations in December 1999, and we have not been profitable in any quarter since inception. As of December 31, 2004, we had an accumulated deficit of approximately $6.7 million. We expect to increase our spending significantly as we continue to expand our infrastructure, development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability and/or raise additional capital in a reasonable period of time. We do not know whether or when or if we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of our products.

Our future is entirely dependent upon the success of our Holly Graft System which is still under development. If we are unable to commercialize the Holly Graft System, or we experience significant delays in doing so, our business will be materially harmed.

     Our time and financial resources since our inception have largely been devoted to the development of the Holly Graft System. Our ability to generate significant revenues will depend solely on the successful development and commercialization of the Holly Graft System. The commercial success of the Holly Graft System will depend on several factors, including the following:

•	Successful completion of preclinical and clinical trials;

•	Receipt of marketing approvals from foreign health regulatory authorities and the FDA;

•	Establishing commercial manufacturing arrangements with third-party manufacturers;

•	Launching commercial sales of the Holly Graft System at prices that exceed our costs;

•	Acceptance of the Holly Graft System in the medical community and with third-party payors;

•	Protection from competition provided by acquiring and maintaining patent protection on our technology; and

•	Obtaining, on acceptable terms, licenses or other rights to key technologies incorporated in the Holly Graft System.

     In order to commercialize the Holly Graft System in the United States, we will be obligated to obtain PMA from the FDA. The process of obtaining PMA is complex, expensive and time-consuming. Under the PMA process, we must first obtain an IDE before we can begin the substantial clinical testing on humans that is required to determine the safety and efficacy of our product. We may not file our application for an IDE with the FDA within our anticipated time frame, and there is no assurance that we will be able to obtain an IDE from the FDA. Even if we obtain an IDE, there is no assurance that our clinical trials in humans will be successful or sufficient to obtain PMA. We anticipate that the earliest the clinical trials will end is 2008 If we have completed enrollment and obtained sufficient clinical data, we anticipate filing our application for PMA in 2008. The FDA may not accept our filings, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant PMA for the Holly Graft System. In addition, in order to commercialize the Holly Graft System outside the United States, we will have to comply with regulatory requirements in each such foreign jurisdiction. We may experience delays or other difficulties in obtaining such regulatory approvals. Such delays, difficulties or other factors may prevent us from commercializing our Holly Graft System as planned. If we are not successful in commercializing the Holly Graft System, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

Any adverse results in our first human implants or our human clinical trials could have a material adverse effect on our business.

     The first human implant of the Holly Graft System took place in Brisbane, Australia, in November 2004. We expect our human clinical trials to begin in international venues in 2005. The Holly Graft System is also being tested in animals on an on-going basis. Our ability to commercialize the Holly Graft System will depend on the success of these testing efforts and the performance of the Holly Graft System in human patients. We cannot be certain the Holly Graft System will perform as expected in connection with the initial implants or any clinical tests in humans or as it has in connection with limited animal testing. Our initial implant in Australia does not provide statistically significant data and is not intended to evaluate the effectiveness of the Holly Graft System for clinical trial purposes. Because the number of tests performed in humans outside the United States will be relatively small, there is no assurance that these human implants or clinical trials will identify problems that may be evident from a larger base of tests or after a longer period of observation of the patients, including those that might arise in post-marketing studies required after PMA. We will be able to accurately evaluate the performance of the Holly Graft in humans only after extensive testing in large numbers of patients over a period of years. Problems in connection with our Australian human implants or initial human clinical trials may prevent or delay obtaining necessary government and hospital regulatory approvals and threaten our ability to commercialize the Holly Graft System and continue operations. See “Item 1. Business — Clinical Status.”

Failure to obtain market acceptance of the Holly Graft System could cause us to discontinue operations.

     The treatment of coronary artery bypass operations is now dominated by the use of SVGs. Even if the Holly Graft System proves to be as effective as the SVG for coronary bypass operations, and if all regulatory approvals are obtained, the success of the Holly Graft System will depend upon the acceptance by cardiovascular clinicians, including industry opinion leaders, that the artificial coronary graft is at least equivalent to the SVG procedure. We will be subject to intense scrutiny before cardiovascular clinicians will be comfortable in changing from the historical and tested SVG procedure to our artificial coronary graft. We believe that recommendations by physicians will be essential for the development and successful marketing of the Holly Graft System, and there can be no assurance that any such recommendations will be obtained. We will also face competition from the use of the internal mammary artery as a source of conduit and endoscopic vessel harvesting as a less-invasive mechanism of extracting conduit.

     We have not yet determined final pricing for the Holly Graft System, and our pricing policies could adversely impact market acceptance of the Holly Graft System as compared to competing products and treatments. We also cannot know whether the reimbursement strategy we intend to employ will be accepted by third party payors. Problems in obtaining such reimbursement would adversely impact market acceptance of the Holly Graft System. Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of the Holly Graft System. Insufficient market acceptance of the Holly Graft System would result in lost revenue, harm our business, financial condition, and could significantly hinder our ability to continue operations.

We will likely need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unfavorable terms could adversely affect our development programs and other operations.

     We currently believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our anticipated levels of operations through at least the end of 2006. However, our future capital requirements will depend on many factors, including:

•	The scope (and associated costs) and results of our pre-clinical and clinical trials;

•	The timing of, and the costs involved in, obtaining regulatory approvals;

•	The cost of manufacturing activities;

•	The cost of commercialization activities, including product marketing and building a domestic direct sales force and an international distribution network;

•	The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	The costs involved in defending against any patent infringement actions brought against us by third parties;

•	Our ability to establish and maintain additional collaborative arrangements;

•	Advancement of other product candidates by us into development; and

•	Potential acquisition or in-licensing of other products or technologies.

     Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail or cease one or more of our development, licensing or acquisition programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience ownership and/or share price dilution and the terms of any new equity securities may have preferences over our common stock.

If we fail to develop an effective direct sales force and network of cardiovascular surgery representatives to introduce and sell the Holly Graft System to surgeons, our financial results may suffer and the price of our shares may decline.

     We plan to market our product in the United States using a combination of a direct sales force with additional independent representatives and outside the United States with a network of experienced independent cardiovascular surgery representatives. Qualified direct sales personnel with experience in the cardiovascular products market are in high demand and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent, cardiovascular surgery representatives both within and outside the United States are in high demand and we may not be able to build an effective network for the distribution of our product through such representatives. Such representatives may be subject to contracts with manufacturers of competing products or contracts that prevent them from entering into an agreement to sell our product. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us.

We will be subject to intense competition and risk of obsolescence.

     Companies with significantly greater financial, technical, research, marketing, sales and distribution and other resources are working on products similar to our artificial coronary graft as well as other competing products or therapies, including stenting, angioplasty and pharmacological therapies. There can be no assurance that our competitors or future competitors will not succeed in developing or marketing technologies and products that demonstrate better safety or effectiveness, clinical results, ease of use or lower cost than our Holly Graft System or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products prior to us. Any of the above competitive developments could have a material adverse effect on our business, financial condition and results of operations. There is no assurance that products or technologies introduced subsequent to the commercialization of the Holly Graft System will not render the Holly Graft System obsolete. See also “Item 1. Business — Competition.”

Our Holly Graft System may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payors. The markets for our Holly Graft System may also be limited by the indications for which its use may be reimbursed.

     The availability and levels of reimbursement by governmental and other third party payors affect the market for products such as our Holly Graft System and others products we may develop. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of the Holly Graft System to other available therapies. If reimbursement for the Holly Graft System is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

     Because most persons afflicted with CHD are elderly, we expect that coverage for the Holly Graft System in the United States will be primarily through the Medicare program. Limitations on coverage could be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be materially adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of the Holly Graft System. Our business also could be adversely affected if physicians are not reimbursed by Medicare for the cost of the procedure in which they implant the Holly Graft System on a basis satisfactory to the administering physicians. If the local contractors that administer the Medicare program are slow to reimburse physicians, the physicians may pay us more slowly, which would adversely affect our working capital requirements.

     We also will need to obtain approvals for payment for the Holly Graft System from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of the Holly Graft System in determining whether to approve reimbursement for it and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of the Holly Graft System from private insurers on a satisfactory basis.

     Our business could also be adversely affected if the Medicare program or other reimbursing bodies or payors limit the indications for which the Holly Graft System will be reimbursed to a smaller set of indications than we believe it is effective in treating.

     We expect to experience pricing pressures in connection with the sale of the Holly Graft System and our future products due to the trend toward programs aimed at reducing healthcare costs, the increasing influence of health maintenance organizations and additional legislative proposals. Such pressures could have a material adverse effect on our business, financial condition and results of operations.

We may face product liability claims which could place a substantial burden on us.

     Even if we are able to develop and market our Holly Graft System, we could face future product liability claims. The medical products industry is subject to substantial litigation, and we could face future exposure to product liability claims. In addition, we may face product liability claims in connection with the clinical trial of our products. We will seek to obtain general insurance coverage for product liability claims, but there is no assurance that such insurance coverage will be available on commercially reasonable terms, if at all. A product liability claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our future business, financial condition and results of operations.

We depend on a limited number of suppliers and may be unable to manufacture the Holly Graft System if shipments from these suppliers are delayed or interrupted.

     We depend on vendors to provide components of our Holly Graft System at appropriate quality and reliability levels and in compliance with regulatory requirements. In addition, all components of our Holly Graft System are only available from a limited number of suppliers. We have no agreements with our suppliers that assure us of continued availability of components or prevent price increases. While we recognize this issue and have identified alternate suppliers for such components, if supplies from our primary vendors were delayed or interrupted for any reason, we might not be able to manufacture our Holly Graft System in a timely fashion or in sufficient quantities or under acceptable terms. Such delay, shortage or quality issues could result in lost revenue and harm our business, financial condition and results of operations.

If we are unable to develop relationships with collaborative partners, we may have difficulty creating a sufficient market for our Holly Graft System.

     We believe that our success in penetrating our target markets depends in part on our ability to develop and then maintain collaborative relationships with key companies as well as with key academic researchers. There may be risks in relying on collaborative relationships such as:

•	Our partners may develop or sell technologies or components that are competitive with our Holly Graft System;

•	Our collaborators may preclude us from entering into additional future arrangements;

•	Our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	Some of our agreements may terminate prematurely due to disagreements between us and our partners;

•	Our partners may not devote sufficient resources to the development and sale of our products;

•	Our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;

•	Our collaborations may be unsuccessful; or

•	We may not be able to negotiate future collaborative agreements on acceptable terms.

We may not be able to attract or retain employees with the skills needed to support our anticipated growth.

     We will be required to hire skilled employees at all levels of our operations in a market where such qualified employees are in high demand. We may not be able to attract or retain employees with the skills needed to support our anticipated growth. The inability to hire needed employees on a timely basis could limit our ability to grow, cause delays, and have a material adverse effect on our ability to meet the schedules of our business plan.

Should we lose the services of certain key personnel, we may not be able to successfully commercialize the Holly Graft System.

     We are dependent on Manny Villafaña, our Chairman and Chief Executive Officer, and John Babitt, our President, Chief Operating Officer and Chief Financial Officer. The loss of services of Mr. Villafaña or Mr. Babitt would impair our ability to commercialize our products or to develop new products and would have a material adverse effect on our business, financial condition and results of operations. We intend to obtain key person life insurance on Mr. Villafaña in an amount we deem appropriate.

We have limited manufacturing experience and will depend on third parties to manufacture components of our products.

     We have not yet completed the development and testing of our first product and as a result have no experience in manufacturing products for commercial distribution. We currently plan to outsource certain production aspects to contract manufacturers. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product yields, controlling and anticipating product costs, quality control and assurance, component supply and shortages of qualified personnel. We cannot assure you that the third-party contract manufacturers with whom we are developing relationships will have the ability to produce the quantities of our products needed for development or commercial sales or will be willing to do so at prices that allow our product to compete successfully in the market. In addition, we cannot assure you that even if we are able to contract with third-party manufacturers for the production of our products that these manufacturers will not experience manufacturing difficulties. Any difficulties in locating and hiring third-party manufacturers, or in the ability of third-party manufacturers to supply products at the times and in the quantities we need, could have a material adverse effect on our business.

New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization.

     Our long-term success is dependent in part on the design, development and commercialization of the Holly Graft System and other new products in the medical device industry. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could result in lost revenue and therefore could have a material adverse effect on our financial condition and results of operations.

The number of patients undergoing bypass procedures may continue to decline, resulting in a reduction of our market potential.

     Over the past several years, the total number of patients undergoing bypass surgery has decreased as a result of new, less invasive therapies such as pharmacotherapy, angioplasty and stenting. There can be no assurance that the number of patients will not continue to decline as further medical advances are introduced. Any future decline in the total number of patients undergoing bypass surgery could result in lost revenue and therefore could have a material adverse effect on our business, financial condition and results of operations.

There is a risk that the Holly Graft System may be subject to a market withdrawal or product recall.

     Complex medical devices, such as our Holly Graft System, can experience performance problems in the field that require review and possible corrective action by the manufacturer. There can be no assurance that component failures, manufacturing errors, design defects that could result in an unsafe condition or injury to the patient, or product recalls relating to competing products or products utilizing the same component(s) used in the Holly Graft System will not occur. If any such failures or defects or other factors were deemed serious, we could be required to withdraw or recall our products, which could result in significant costs. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in product claims, liability, market withdrawals or recalls of products, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial results for future periods may be adversely affected by changes required by financial and accounting regulatory agencies.

     Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of our common stock at the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. We will adopt the standard in the third quarter of fiscal 2005. If we had adopted this standard for all periods presented, operating expenses would have increased by approximately $23,000 for 2002, $44,000 for 2003 and $102,000 for 2004.

Our financial results for future periods will be affected by the attainment of milestones.

     We have granted employee stock options that vest with the attainment of performance milestones. On the completion of the first human clinical implantation of the Holly Graft System under a United States IDE, options to purchase 100,000 shares of our common stock with an exercise price of $2.65 will vest, which would require an expense of $334,000 to be recorded if such options vested at the December 31, 2004 closing price of $5.99 per share.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decrease substantially.

     We are in the process of instituting changes to our internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, when and as such requirements become applicable to us. Implementing these changes may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts would require a potentially significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act of 2002. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements would cause the trading price of our common stock to decrease substantially.

We may encounter difficulties in managing our growth and expanding our operations successfully.

     If we advance our Holly Graft System through clinical trials, we will need to expand our development and regulatory capabilities and develop manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. If our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and any growth will require us to make appropriate changes and upgrades (as necessary) to our operational, financial and management controls, reporting systems and procedures where we may operate. Any inability to manage growth could delay the execution or disrupt our operations.

Regulatory Risks

Because we are subject to intense government regulation, we may not be able to obtain or maintain regulatory approval.

     Our products, product development activities and manufacturing processes will be subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for our future products on a timely basis, if at all. Even if regulatory clearance to market a product is obtained from the FDA, this clearance may entail limitations on the indicated uses of the product. Marketing clearance can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance.

     The FDA will require us to file PMA applications with regard to the Holly Graft System. The process of obtaining PMA is expensive, uncertain and lengthy, frequently requiring several years from the date of submission, if approval is obtained at all. If the initial implants in Australia result in a material adverse event, such an event would be required to be reported to the FDA and would be evaluated by the FDA. Further, such data will only be of marginal utility in connection with any other regulatory submissions we make in other jurisdictions. Significant delay or cost in obtaining, or failure to obtain, FDA clearance to market our products would have a material adverse effect on our business, financial condition and results of operations.

     We are, and will be, dependent on external laboratories, medical institutions, and individual physicians to conduct our clinical testing to comply with both good clinical practices and good laboratory practices established by the FDA. The data obtained from clinical testing is subject to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in FDA policy for device approval during the period of development and by the requirements for regulatory review.

     The FDA and various other authorities will inspect our facilities from time to time to determine whether we are in compliance with regulations relating to medical device manufacturing, including regulations concerning design, manufacturing, testing, quality control, product labeling, distribution, promotion, and record keeping practices.

     A determination that we are in violation of FDA regulations relating to the PMA process, including clinical testing, or, regulations relating to device manufacture or distribution, could lead to the imposition of civil penalties, including fines, additional testing, product recalls, product seizures, changes in labeling or design or, in extreme cases, criminal sanctions. Even if regulatory approvals to market a product are obtained from the FDA, such approvals may contain limitations on the indicated uses of our products. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval. Under certain circumstances, the FDA could also limit or prevent the manufacture or distribution of our products and has the power to require the recall of products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that the future interpretations made by the FDA or other regulatory bodies with possible retroactive effect will not adversely affect us.

     Our revenues will initially be dependent upon sales of our products outside the United States. Foreign regulatory bodies have established varying regulations governing reimbursement, product approvals, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We will rely heavily upon independent foreign distributors to comply with such foreign regulatory requirements. Our inability or failure or the failure of such foreign distributors to comply with varying foreign regulation or the imposition of new regulations could restrict our sale of products internationally and would thereby have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Intellectual Property

We may not be able to protect our intellectual property rights adequately.

     Our ability to compete is dependent upon our ability to protect our intellectual property rights. We have two issued United States patents and four United States patents pending and have filed foreign patent applications in the European Union, Japan, China, Australia, Brazil, Canada, Argentina and Hong Kong. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications we make will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents or patents to which we have licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products, or design around any patents issued to or licensed by us, or that may be issued in the future to us. Since patent applications filed in the United States prior to November 29, 2000 are maintained in secrecy until the patents issue and patent applications filed on or after November 29, 2000 are not published until 18 months after the application’s priority date, we can neither be certain that others did not first file applications for inventions covered by our pending patent applications, nor that we will not infringe any patents that may be issued to others on such applications.

     We rely upon trade secret protection for certain aspects of our proprietary technology. It is our policy to have each employee and consultant enter into a confidentiality agreement containing provisions prohibiting the disclosure of confidential information to anyone outside our company and requiring disclosure to us of ideas, developments, discoveries or inventions conceived during employment or service as a consultant, and assignment to us of proprietary rights to such matters related to our business and technology. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and proprietary know-how.

We could be harmed by litigation involving patents and other intellectual property rights.

     None of our patents or other intellectual property rights have been challenged to date. In the future, however, our patents could be challenged and/or we could be accused of infringing the intellectual property rights of others. No assurance can be provided that any future infringement claims by third parties or claims for indemnification by our customers or end users of our products resulting from infringement claims will not be asserted, or that assertions of infringement, if proven to be true, will not materially harm our business.

     In the event of any adverse ruling in any intellectual property litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, would be costly and may divert the efforts and attention of our management and technical personnel.

     You must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. It is not possible to foresee or identify all factors that may affect our forward looking statements, and you should not consider any list of such factors to be an exhaustive list of all risks, uncertainties or potentially inaccurate assumptions affecting forward looking statements.

     We caution you to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this annual report, including, among other things, those discussed in the above section “Clinical Status,” “Research and Development Efforts,” “Marketing and Distribution” and “Government Regulation.” In some cases, these factors have affected, and in the future (together with other unknown factors) may affect our ability to implement our business strategy and could cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved.

     We also caution you that forward-looking statements speak only as of the date made and we undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. We intend to take advantage of safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

ITEM 2. PROPERTIES

     We lease approximately 7,400 square feet of space in a suburb of Minneapolis, Minnesota. The lease expires in January 2007. We believe that these facilities are adequate to meet our current and reasonably foreseeable requirements. We believe that we can obtain additional space, if required, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     We are currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock began trading on December 8, 2004 on the Nasdaq National Stock Market under the symbol “CABG” in connection with our initial public offering. Prior to December 8, 2004, there was no public market for our common stock. The following table sets forth, for the fourth quarter, the high and low closing bid prices of our common stock beginning on December 8, 2004. These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2004:	High	Low
Fourth Quarter	$6.98	$5.79

Holders

     As of March 10, 2005, there were approximately 101 record holders of our common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 2,854 shareholders of our common stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

     We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development of our business.

Sales of Unregistered Stock

     On December 13, 2004, we issued an aggregate of 150,000 shares of restricted stock to our three outside directors as of the date of their election to our Board of Directors. The restricted stock is subject to forfeiture and vests to the extent of 25% of the shares each year beginning December 13, 2005. We relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

Initial Public Offering and Use of Proceeds

     On December 8, 2004, we sold 5,500,000 shares of common stock at $5.50 per share in an initial public offering (IPO) of our common stock. In January 2005, we issued an additional 825,000 shares of common stock at $5.50 per share in connection with the underwriter’s purchase of the IPO over-allotment. Our net proceeds in these transactions totaled approximately $31.2 million. In connection with the IPO we granted warrants to the underwriters to purchase 550,000 shares of our common stock at an exercise price equal to $6.875 per share. The warrants become exercisable on the one year anniversary of the IPO and expire on December 7, 2009.

     We intend to use the net proceeds of the IPO as follows:

•	to fund our clinical trials;

•	to fund our investigation of drug combination and coating technologies;

•	to develop our sales and marketing capabilities, to promote pre- and post commercialization physician education and awareness, and to create product marketing programs, an international distribution network and a domestic sales team; and

•	for general corporate purposes, including working capital needs, facilities expansion and potential acquisitions.

     Our potential use of proceeds may include the acquisition or licensing of rights to potential new drug combinations or coating technologies. Although we expect to periodically evaluate acquisition and licensing opportunities, we currently have no commitments or agreements with respect to any specific acquisition or license.

     Pending the uses described above, we have invested the net proceeds of this offering in short- to medium-term, investment-grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary information should be read in conjunction with the Financial Statements and related Notes thereto set forth in Item 8 of this Form 10-K.

	Period from
	December 3,
	1999 (date of
	inception) to
	December 31,	Year Ended December 31,
	2004	2000	2001	2002	2003	2004
	(In thousands)
Statements of Operations Data:
Revenue	$21	$—	$—	$—	$—	$21
Expenses:
Research and development	5,154	136	659	559	1,153	2,647
Marketing, general and administrative	1,728	58	118	151	405	996

Total costs and expenses	6,882	194	777	710	1,558	3642
Interest income	191	23	59	22	16	71

Net loss	$(6,670)	$(171)	$(718)	$(688)	$(1,542)	$(3,551)

Loss per common share — basic and diluted		$(0.02)	$(0.09)	$(0.08)	$(0.17)	$(0.34)

Weighted average shares outstanding — basic and diluted		6,851,926	8,152,521	8,490,000	8,967,308	10,298,639

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Cash and short-term investments	$2,231	$1,614	$940	$1,737	$28,936
Total current assets	2,239	1,622	950	1,767	29,227
Total assets	2,273	1,692	1,007	1,841	29,426
Total current liabilities	6	30	37	158	860
Total liabilities	12	33	37	158	860
Deficit accumulated during the development stage	(171)	(889)	(1,577)	(3,119)	(6,670)
Total stockholders’ equity	2,260	1,658	970	1,683	28,566

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company’s expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

OVERVIEW

     We are a medical technology company seeking to improve the treatment of coronary heart disease, or CHD, by advancing conventional bypass surgery. We have designed our first product, an artificial coronary graft system that utilizes drug-eluting technologies known as the Holly Graft System, by leveraging our understanding of flow dynamics, material sciences and drug combinations. Manny Villafaña, our Chairman and Chief Executive Officer, has previously introduced innovative cardiac surgery products such as pacemakers and heart valves throughout the world and founded companies such as Cardiac Pacemakers, Inc. (now Guidant Corporation), St Jude Medical, Inc. and ATS Medical, Inc. In November 2004, surgeons in Brisbane, Australia, implanted the first Holly Graft System in a human. In December 2004 and January 2005, we completed an initial public offering of our common stock with net proceeds of approximately $31.2 million. We have not received regulatory approval to commercially market the Holly Graft System and as a result we continue to be accounted for as a development-stage company and expect to be accounted for as a development-stage company for the foreseeable future.

     Since our inception, we have generated significant losses. As of December 31, 2004, we had an accumulated deficit of $6.7 million. We expect to continue to spend significant amounts on the development of the Holly Graft System and our other programs. We expect to incur significant commercialization costs when we begin to introduce the Holly Graft System on a worldwide basis. Additionally, we plan to continue to evaluate and negotiate the licenses to rights for potential new drugs, polymers and coating technologies that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

     Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.

     Our research and development expenses incurred through December 31, 2004 were expenses related primarily to the development of the Holly Graft System. We expect to incur significant additional research and development expenses relating to the Holly Graft System prior to its commercial launch in the United States and selected markets outside the United States. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA and foreign regulatory reviews and approval processes. As a result, these additional expenses could exceed our estimated amounts, possibly materially.

     Marketing, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with building a commercial infrastructure to market and sell the Holly Graft System. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We expect marketing, general and administrative expenses to increase as we build our sales force and marketing capabilities to support placing the Holly Graft System in worldwide markets.

     Through December 31, 2004, we had generated revenues of $21,000. At December 31, 2004, we had federal and state income tax net operating loss carryforwards of approximately $6.5 million. The operating loss carryforwards will expire beginning in 2019. At December 31, 2004, we had federal and state research credit carryforwards of approximately $175,000. The research credit carryforwards will expire beginning in 2019. Under the Tax Reform Act of 1986, the utilization of these net operating loss and research credit carryforwards may be limited as a result of significant changes in ownership.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared to year ended December 31, 2003

     Revenue was $21,000 for the year ended December 31, 2004 compared to no revenue for the year ended December 31, 2003. Revenue during 2004 was a result of sales of our Holly Graft System to our international distributor for products that will be used in clinical trials of our product.

     Research and development expenses increased 130% to $2,647,000 for the year ended December 31, 2004 from $1,153,000 for the year ended December 31, 2003. The $1,494,000 increase was principally related to an increase in preclinical animal testing and the purchasing of related components/parts to conduct such testing. During 2004, we changed the platform of the Holly Graft System to incorporate drug eluting technology to prevent graft failure. We increased our level of activity for evaluation of the drug eluting Holly Graft System in preclinical animal models, which resulted in an increase of approximately $650,000 for the year ended December 31, 2004 compared to the same period in 2003. The analytical, chemistry and characterization testing for the drug eluting component resulted in an increase of approximately $243,000 for the year ended December 31, 2004 compared to the same period in 2003. Additionally, we incurred higher compensation expense due to salary increases to existing employees and the addition of one employee in the area of product research. During 2004, we recognized $195,000 as research and development expense related to stock options issued to members of our Scientific Advisory Board compared to $3,000 recorded in 2003.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 146% from $405,000 for the year ended December 31, 2003 to $996,000 for the year ended December 31, 2004. The $591,000 increase can be primarily attributed to the following factors:

•	$257,000 increase due to (i) the addition of our president in August 2003, (ii) an increase in compensation of our chairman and chief executive officer, (iii) the addition of a part time administrative employee and (iv) increases in salaries for existing employees;

•	$57,000 increase related to financial audit fees; and

•	$158,000 increase in stock-based compensation expense related to the vesting of certain performance based stock options and the issuance of restricted stock issued to non-employee members of our board of directors.

     Interest Income. Interest income increased 344% from $16,000 for the year ended December 31, 2003 to $71,000 for the year ended December 31, 2004. The $55,000 increase was due to higher cash balances in 2004 as a result of common stock offerings.

Year ended December 31, 2003 compared to year ended December 31, 2002

     Research and Development. Research and development expenses increased 106% from $559,000 in 2002 to $1,153,000 in 2003. The $594,000 increase was principally related to an increase of preclinical testing and the purchasing of related components/materials to conduct such testing. During 2003, the Company initiated the first large scale animal testing program for the Holly Graft System. The proceeds from the May 2003 offering provided funding to complete more comprehensive animal testing of the Holly Graft System and increase the number of employees from two to four. The additional employees were hired in the second half of 2003 in the positions of regulatory and product manufacturing to advance the development of the Holly Graft System. For the year ended December 31, 2003 research and development costs were approximately 74% of total expenses. Clinical and regulatory expense, a component of research and development expense, totaled approximately $95,000 for the year ended December 31, 2003.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 168% from $151,000 in 2002 to $405,000 in 2003. The increase of $254,000 was related to an increase in compensation expense related to the addition of one individual to our management team and compensation increases for existing employees. For the year ended December 31, 2003 marketing, general and administrative expenses were approximately 26% of total expenses.

     Interest Income. Interest income decreased from $22,000 in 2002 to $16,000 in 2003. The decrease was related to a lower cash balance in 2003 and a lower rate of return on investments.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed all of our operations since inception through the issuance of equity securities. Through December 31, 2004, we have sold common stock generating aggregate net proceeds of approximately $34.8 million. At December 31, 2004, we had $28,936,000 in cash, cash equivalents and short-term investments on-hand compared to $1,737,000 at December 31, 2003. In January 2005, we completed the over-allotment of our IPO and received additional proceeds of approximately $4.2 million.

     Cash Flows from Operating Activities. Net cash used in operations was $672,000 in 2002, $1,420,000 in 2003 and $2,747,000 in 2004. For all periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to depreciation and other changes in operating assets and liabilities.

     Cash Flows from Investing Activities. Net cash used in investing activities was $161,000 in 2002 and $1,363,000 in 2003. The increase in cash used in investing activities in 2002 and 2003 was the net purchase of investments from the proceeds of our stock offerings. Net cash provided by investing activities was $166,000 in 2004 as a result of net sales of investments in 2004.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $2,250,000 in 2003 and $30,081,000 in 2004. For these periods, financing cash flows reflected the proceeds from the issuance of common stock and employee exercises of stock options.

     Contractual Obligations and Commitments. The following table sets forth certain information concerning our obligations and commitments to make future payments as of December 31, 2004.

	Payments Due by Period
	(In thousands)
	Less Than
	One Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$93	$103	$—	$—	$196
Purchase obligations	238	76	—	—	314
Employment agreements	248	495	62	—	805

Total	$579	$674	$62	$—	$1,315

     In January 2004, we entered into a supply agreement that requires us to purchase a minimum of approximately $191,000 of materials from 2004 to 2006. At December 31, 2004, our future contractual obligations under this agreement were $139,000 and these amounts are reflected in the table above as a component of the item “purchase obligations.”

     In May 2004, we entered into a supply agreement with a supplier that requires us to support development costs of $700,000 during the first twelve months of the agreement, which amount is reflected in the table above as a component of the item “purchase obligations.” Furthermore, if products result from the supply agreement we would be required to pay a royalty on the revenue derived from sales of licensed products. We have the ability to terminate the license agreement with 90 days’ notification. At December 31, 2004, our future contractual obligations under this agreement were $175,000 and these amounts are reflected in the table above as a component of the item “purchase obligations.”

     Effective December 31, 2004, we terminated our consulting agreement with Manny Villafaña, our chairman and Chief Executive Officer, and executed an employment agreement containing identical provisions as those contained in this consulting agreement with Manny Villafaña. The employment agreement provides for initial annual compensation of $247,500 through April 1, 2008. Pursuant to the terms of this agreement, Mr. Villafaña receives $20,625 per month, reimbursement for all ordinary and necessary expenses, and is eligible to receive discretionary bonuses and employee benefits.

     We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least the end of 2006. If existing cash and cash generated from the sale of our products are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of or cease our planned product development and sales and marketing efforts.

Off-Balance Sheet Arrangements

     We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our judgments related to accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     While our significant accounting policies are more fully described in Note 1 to our financial statements appearing at the end of this prospectus, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

     We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers.

Stock-Based Compensation

     We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.”

     We account for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed the effect of the differences which would result had we applied the fair-value-based method of accounting, on a pro forma basis, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In future accounting periods, the determination of valuation variables such as volatility and interest rates could effect our expense computation.

     Prior to the IPO, the determination of the fair value of our common stock involved considerable judgement. In making this determination, we evaluated, among other things, our common stock transactions, current market conditions, and operational milestones.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment policy requires investments with investment grade issuers. Our investments principally consist of certificates of deposit, federal agency obligations and mortgage backed securities with a maturity of greater than 90 days but less than three years. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

     We plan to sell our product to international distributors for use in clinical trials in foreign countries. We anticipate all sales transactions will be denominated in U.S. dollars. Accordingly, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign sales. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Notes thereto required pursuant to this Item begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by CABG Medical in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER

     Effective December 31, 2004, we entered into an employment agreement with Manny Villafaña, our Chairman and Chief Executive Officer. This employment agreement replaces the consulting agreement we entered into with Mr. Villafaña on April 2, 2003, and contains substantially identical provisions to those contained in the consulting agreement. The employment agreement provides Mr. Villafaña with an initial annual salary of $247,500 through the expiration of the agreement, April 1, 2008.

     On March 24, 2005, we filed a Form 8-K and accompanying press release announcing the execution of an exclusive license agreement and investment agreement with Angiotech Pharmaceuticals, Inc. The Form 8-K and press release contained an error in the calculation of the total number of shares of our common stock issued to Angiotech pursuant to the investment agreement. The total number of shares disclosed in the Form 8-K and press release was 1,104,972. The correct total, as reflected in this Form 10-K, is 1,100,715.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company’s directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled “Election of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act,” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in the section entitled “Executive Compensation” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item relating to the security ownership of certain holders is contained in the section entitled “Principal Shareholders and Management Shareholdings” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

     The following table summarizes the Company’s equity compensation plan information as of December 31, 2004.

			Number of securities
			remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted average	(excluding securities
	exercise of	exercise price of	reflected in column
Plan Category	outstanding options	outstanding options	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,297,500	$ 1.45	4,056,000
Equity compensation plans not approved by security holders(1)	550,000	$6.875	—
Total	1,847,500	$ 3.07	4,056,000

(1)	This category consists of warrants issued to underwriters in connection with our initial public offering on December 8, 2004.
These warrants will become exercisable on the one-year anniversary of the date of grant and expire on December 7, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the section entitled “Certain Transactions” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in the section entitled “Independent Auditors” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Our following Financial Statements and the Independent Registered Public Accounting Firm’s Report thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CABG Medical, Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheets of CABG Medical, Inc. (a development stage company) (the Company) as of December 31, 2003 and 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 and for the period from December 3, 1999 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CABG Medical, Inc. (a development stage company) at December 31, 2003 and 2004 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 and for the period from December 3, 1999 (date of inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
February 18, 2005, except for note 11
          which is as of March 22, 2005

CABG MEDICAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Period from
	December 3, 1999
	(Date of
	Inception) to
	December 31,	Year Ended December 31,
	2004	2002	2003	2004
	(In thousands, except share and per share amounts)
Revenue	$21	$—	$—	$21
Expenses:
Research and development (note 8)	5,154	559	1,153	2,647
Marketing, general and administrative	1,728	151	405	996

Total	6,882	710	1,558	3,643
Interest income	191	22	16	71

Net loss	$(6,670)	$(688)	$(1,542)	$(3,551)

Basic and diluted net loss per share		$(0.08)	$(0.17)	$(0.34)

Weighted average shares outstanding — basic and diluted		8,490,000	8,967,308	10,298,639

     See accompanying notes to financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2003	2004
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$246	$27,746
Short-term investments	1,491	1,190
Accounts receivable	—	21
Prepaid expenses	—	253
Other current assets	30	17

Total current assets	1,767	29,227
Property and equipment, net	74	199

Total assets	$1,841	$29,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$74	$841
Accrued liabilities	84	19

Total current liabilities	158	860

Commitments and contingencies (note 3)

Stockholders’ equity:
Undesignated stock (no par value) 6,000,000 shares authorized, none issued and outstanding	—	—
Common stock (no par value) 54,000,000 shares authorized, 9,352,294 and 15,822,975 shares issued and outstanding as of December 31, 2003 and 2004	4,802	36,378
Deferred compensation	—	(1,142)
Deficit accumulated during development stage	(3,119)	(6,670)

Total stockholders’ equity	1,683	28,566

Total liabilities and stockholders’ equity	$1,841	$29,426

     See accompanying notes to financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
Period from December 3, 1999 (Date of Inception) to December 31, 2004,
and for the Years Ended December 31, 2002, 2003 and 2004

				Deficit
				Accumulated
				During the
	Common Stock		Deferred	Development
	Shares	Amount	Compensation	Stage	Total
	(In thousands except share amounts)
Balance at December 3, 1999 (date of inception)	—	$—	$—	$—	$—
Common stock issued to founder at incorporation, $0.01 per share, December 3, 1999	6,000,000	50	—	—	50
Common stock issued to non-employees for research and development consulting services, $0.03 per share, May 26, 2000	525,000	17	—	—	17
Common stock issued, $1.67 per share, October 16, 2000 (net of issuance costs of $11,000)	1,425,000	2,364	—	—	2,364
Net loss	—	—	—	(171)	(171)

Balance at December 31, 2000	7,950,000	2,431	—	(171)	2,260
Common stock issued to laboratory facility for research and development services, $1.67 per share, April 1, 2001	60,000	100	—	—	100
Common stock issued for employee stock option exercise, $0.03 per share, August 31, 2001	480,000	16	—	—	16
Net loss	—	—	—	(718)	(718)

Balance at December 31, 2001	8,490,000	2,547	—	(889)	1,658
Net loss	—	—	—	(688)	(688)

Balance at December 31, 2002	8,490,000	2,547	—	(1,577)	970
Common stock issued, $2.65 per share, August 18, 2003 (net of issuance costs of $33,000)	862,294	2,252	—	—	2,252
Non-employee stock options granted for research and development consulting services, $2.65 per share, October 1, 2003	—	3	—	—	3
Net loss	—	—	—	(1,542)	(1,542)

Balance at December 31, 2003	9,352,294	4,802	—	(3,119)	1,683
Common stock issued, $3.25 per share, March 31, 2004	477,258	1,551	—	—	1,551
Common stock issued for employee stock option exercise, $0.03 per share, March 16, 2004	16,500	—	—	—	—
Non-employee stock options granted for research and development consulting services, $3.25 per share, March 31, 2004	—	195	—	—	195
Common stock issued, $3.25 per share, July 21, 2004	476,923	1,551	—	—	1,551
Common stock issued, $5.50 per share, December 8, 2004 (net of issuance costs of $3,270)	5,500,000	26,979	—	—	26,979
Warrants to purchase 550,000 shares of common stock at $6.875 per share, issued in connection with December 8, 2004 stock offering	—	—	—	—	—
Restricted stock issued to non-employee members of the board of directors at $5.50 per share, December 7, 2004	—	825	(825)	—	—
Increase in intrinsic value of unvested employee stock options	—	475	(475)	—	—
Amortization of deferred compensation	—	—	158	—	158
Net loss	—	—	—	(3,551)	(3,551)

Balance at December 31, 2004	15,822,975	$36,378	$(1,142)	$(6,670)	$28,566

     See accompanying notes to financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period from
	December 3, 1999
	(Date of Inception)
	to December 31,	Year Ended December 31,
	2004	2002	2003	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,670)	$(688)	$(1,542)	$(3,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	62	12	15	23
Stock-based research and development	315	—	3	195
Stock-based compensation	158	—	—	158
Changes in operating assets and liabilities:
Accounts receivable	(21)	—	—	(21)
Prepaid expenses and other current assets	(270)	(2)	(19)	(253)
Accounts payable	841	1	64	739
Accrued liabilities	19	5	59	(37)

Net cash used in operating activities	(5,566)	(672)	(1,420)	(2,747)

Cash flows from investing activities:
Purchases of property and equipment	(261)	—	(33)	(147)
Purchases of short-term investments	(4,817)	(1,053)	(2,288)	(1,476)
Proceeds from short-term investments	3,628	892	958	1,789

Net cash provided by (used in) investing activities	(1,450)	(161)	(1,363)	166

Cash flows from financing activities:
Capital lease payments	—	(2)	(2)	—
Proceeds from issuances of common stock, net of issuance costs	34,746	—	2,252	30,081
Proceeds from exercise of employee stock options	16	—	—	—

Net cash provided by (used in) financing activities	34,762	(2)	2,250	30,081

Net increase (decrease) in cash and cash equivalents	27,746	(835)	(533)	27,500
Cash and cash equivalents at beginning of period	—	1,614	779	246

Cash and cash equivalents at end of period	$27,746	$779	$246	$27,746

Supplemental non-cash disclosures:
Deferred compensation	$1,300	$—	$—	$1,300

     See accompanying notes to financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

     CABG Medical, Inc. (the “Company” or “CABG Medical”) is a development stage medical technology company seeking to improve the treatment of coronary heart disease, or CHD, by advancing conventional bypass surgery. The Company has designed its first product, the Holly Graft System, by leveraging the Company’s understanding of flow dynamics, material sciences and drug combinations to create an artificial coronary graft system that specializes in the development and commercialization of new technologies to treat diseases of the heart. The Company’s first product is the Holly Graft System, which is being developed for use in cardiac bypass surgery as an alternative to traditional surgical graft harvesting from the patient’s legs and arms.

     The Company was incorporated in Minnesota on December 3, 1999 and operates in a single business segment.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and money market funds with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value. The Company has not experienced any losses on its cash and cash equivalents.

Short-Term Investments

     Short-term investments are classified as “available-for-sale.” Available for sale investments consist of certificates of deposit, federal agency notes and mortgage backed securities with a maturity of greater than three months but less than three years. For the years ended December 31, 2002, 2003, 2004, the carrying value of these short-term investments approximated market value due to the short-term nature of such investments.

Office Furniture and Equipment

     Office furniture and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to seven years, using the straight-line method.

Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

Revenue Recognition

     The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue upon shipment of products based on FOB shipping point terms.

Research and Development Expenses

     Research and development expenditures, including payments to suppliers, are charged to expense as incurred. The Company expenses amounts paid to obtain patents or acquire licenses as the ultimate recoverability of the amounts paid is uncertain.

Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Stock Options

     The Company applies the intrinsic-value method of accounting prescribed in APB 25 for employee stock and option grants. Generally, the Company’s employee stock option grants qualify for fixed plan accounting. Accordingly, the Company does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Stock grants are recorded at fair value upon grant and charged to expense over the vesting period using the straight-line method. The Company has issued certain stock options that require variable accounting resulting in a final determination of non-cash compensation expense upon vesting of the option based on the then current intrinsic value.

     The Company accounts for options issued to nonemployees under SFAS 123 and EITF Issue 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that the performance will occur, which is typically the vesting date.

     Adjusted pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value per share of options granted during 2003 and 2004 was $1.57 and $2.16, respectively. There were no employee stock options issued in 2002. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.71% and 4.00% for the years 2003 and 2004; volatility of 55%; dividend yield of 0%; and a weighted average expected life of the options of seven years. Volatility was calculated based on an analysis of the Company’s industry peers prior to the Company’s initial public offering on December 8, 2004.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options typically is amortized to expense over the vesting period.

	December 31,
	2002	2003	2004
	(In thousands, except per share amounts)
Net loss,	$(688)	$(1,542)	$(3,551)
Add: Stock-based employee compensation expense included in net loss	—	—	158
Less: Employee stock compensation expense determined under the fair value method for all awards	(23)	(44)	(260)

Pro forma net loss	$(711)	$(1,586)	$(3,653)
Pro forma net loss per share — basic and diluted	$(0.08)	$(0.18)	$(0.35)

     The pro forma effect on net loss for the periods presented may not be representative of the pro forma effect on operations in future years.

Net Loss Per Share

     Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. Diluted EPS is identical to Basic EPS since potential common shares, consisting of unvested restricted stock grants and unexercised stock options and warrants, are excluded from the calculation, as their effect is anti-dilutive. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders calculations were 735,000, 1,135,000 and 1,997,500 as of December 31, 2002, 2003 and 2004, respectively. The Company’s weighted average shares outstanding of 10,298,639 for the year ended December 31, 2004 does not fully reflect the dilutive impact of various common stock issuances in 2004, including the sale of 5.5 million shares of common stock on December 8, 2004.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. While the Company cannot precisely determine the impact on net loss as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found within this Note 1 to the financial statements. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculated the fair value of the awards, among other factors.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Development Stage Activities

     The Company has operated as a development stage enterprise since its inception by devoting substantially all of its effort to financial planning, raising capital, research and development, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by the Financial Accounting Standards Board (FASB).

     The Company has incurred losses of $6.7 million and negative operating cash flow of $5.6 million from inception through December 31, 2004. Although, the Company has been successful in raising funds in the past there is no assurance that any such financing or borrowings can be obtained in the future on terms acceptable to the Company. The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts of liabilities and existing commitments that may result from the outcome of this uncertainty.

3. Commitments and Contingencies

Leases

     The Company entered into an operating lease agreement for its facility. Terms of certain lease arrangements include renewal options, payment of executory costs such as real estate taxes, insurance, common area maintenance and escalation clauses.

     Annual future minimum lease obligations under our operating lease agreement as of December 31, 2004 are as follows (in thousands):

2005	$93
2006	95
2007	8

Total	$196

     Rent expense was approximately $95,000, $108,000 and $84,000 for the years ended December 31, 2002, 2003 and 2004, respectively and $420,000 for the period from December 3, 1999 (date of inception) to December 31, 2004.

Royalty Payments

     The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company. To date, the Company has not incurred any obligations for royalty payments. Upon a change of control of the Company, certain royalty provisions could increase.

Legal Proceedings

     The Company is not currently engaged in litigation.

Employment Agreements

     The Company has entered into employment agreements with certain key employees providing for an annual salary, stock options and such benefits in the future as may be approved by the Board of Directors. Certain agreements also contain change of control provisions pursuant to which upon a merger in which more than 50% of our voting stock is acquired by a third party, an acquisition of more than 20% of our voting stock by anyone other than Mr. Villafaña, the sale of substantially all of our assets, a liquidation, or a change in the control of our board, the applicable employees will receive severance payments equal to their monthly salary for 24 months.

Supply Agreements

     In January 2004, the Company entered into a supply agreement that requires the Company to purchase a minimum of approximately $191,000 of materials from 2004 to 2006.

4. Property and Equipment

     Property and equipment consists of the following:

	December 31,
	2003	2004
	(In thousands)
Furniture and office equipment	$29	$34
Machinery and production equipment	52	183
Computers and technology equipment	32	44

	113	261
Accumulated depreciation	(39)	(62)

	$74	$199

     Depreciation expense was $12,000, $15,000 and $23,000 for the years ended December 31, 2002, 2003 and 2004, respectively, and $62,000 for the period from December 3, 1999 (date of inception) to December 31, 2004.

5. Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31,
	2003	2004
	(In thousands)
Contract preclinical services	$24	$—
Marketing services	24	—
Accrued compensation	31	19
Other expenses	5	—

	$84	$19

6. Stockholders’ Equity

Stock Split

     On March 15, 2003, the Company approved a 3:1 stock split of the Company’s common stock. All share and per share amounts have been retroactively adjusted to reflect the impact of the March 15, 2003 stock split.

Common Stock Offerings

     During 2000, the Company sold 1,425,000 shares of common stock at a price of $1.67 per share to various investors resulting in net proceeds of $2,364,000 to the Company.

     During 2003, the Company sold 862,294 shares of common stock at a price of $2.65 per share to various investors resulting in net proceeds of $2,252,000 to the Company.

     In March 2004, the Company raised approximately $1,551,000 through the sale of 477,258 shares of common stock to various investors at a purchase price of $3.25 per share.

     In July 2004, the Company sold an additional 476,923 shares of common stock at a price of $3.25 per share to various investors resulting in net proceeds of $1,551,000.

     In December 2004, the Company sold 5,500,000 shares at $5.50 per share in an initial public offering (IPO) of the Company’s common stock. Net proceeds to the Company totaled approximately $26,979,000 after deducting offering expenses of approximately $3,271,000. In connection with the IPO the Company granted warrants to the underwriters to purchase 550,000 shares of the Company’s common stock at an exercise price equal to $6.875 per share. The warrants are exercisable between December 8, 2005 and December 7, 2009.

     In January 2005, the Company issued 825,000 shares of common stock at $5.50 per share in connection with the underwriter’s purchase of the IPO over-allotment. Net proceeds to the Company totaled approximately $4,218,000 after deducting offering expenses of approximately $320,000.

7. Stock-Based Compensation

     In December 1999, the Company adopted stock option plans for employees, directors and consultants (collectively referred to as the Stock Option Plan), under which a total of 6,000,000 shares of common stock were reserved for issuance upon exercise of options granted by the Company. The Stock Option Plan provides for the granting of incentive and nonstatutory options. The exercise price of incentive stock options must equal at least the fair value on the date of grant, and the exercise price of nonstatutory stock options may be no less than the par value per share. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over a four-year period from the date of grant.

     A summary of option activity is as follows:

		Weighted
	Shares	Average
	Under	Exercise	Available
	Option	Price	For Grant
Options outstanding at December 3, 1999 (date of inception)	—	$—	6,000,000
Granted	1,935,000	0.06	(1,935,000)

Options outstanding at December 31, 2000	1,935,000	0.06	4,065,000
Granted	30,000	1.67	(30,000)
Exercised	(480,000)	0.03	—
Cancelled	(720,000)	0.03	720,000

Options outstanding at December 31, 2001	765,000	0.17	4,755,000
Cancelled	(30,000)	0.03	30,000

Options outstanding at December 31, 2002	735,000	0.17	4,785,000
Granted	400,000	2.65	(400,000)

Options outstanding at December 31, 2003	1,135,000	1.05	4,385,000
Granted	257,000	3.51	(257,000)
Restricted stock grant	—	—	(150,000)
Exercised	(16,500)	0.03	—
Cancelled	(78,000)	2.65	78,000

Options outstanding at December 31, 2004	1,297,500	1.45	4,056,000

     The following table summarizes outstanding stock options at December 31, 2004:

		Weighted Average
		Remaining
Per Share		Contractual Life	Options
Exercise Price	Shares	(Years)	Exercisable
$0.03	658,500	5.42	658,500
1.67	60,000	6.02	52,500
2.65	344,000	8.69	112,500
3.25	185,000	9.39	100,000
5.00	50,000	9.65	—

$1.45	1,297,500	7.04	923,500

     The weighted average exercise price of options exercisable at December 31, 2004 was $0.79.

     For all stock option grants, the Company believes that the exercise price approximates or is greater than the fair value of the Company’s common stock at the grant date.

Variable Stock Option Grants

     The Company has granted options to an employee that vest upon the completion of a $15 million equity financing and the completion of the first human implantation of the Holly Graft System in the United States. As the vesting for these grants is dependent on achieving these milestones the Company has accounted for these option grants using variable accounting in accordance with APB No. 25. Accordingly, the Company remeasures the value of variable options grants at each balance sheet date and records the intrinsic value as deferred compensation. Upon completion of the Company’s initial public offering in December 2004, options to acquire 50,000 shares of common stock with an exercise price of $2.65 per share vested and the Company recorded $141,000 of compensation expense. Options to purchase 100,000 shares of common stock with an exercise price of $2.65 per share will require recognition of compensation expense for the difference between the fair value of the Company’s common stock on the vesting date and the $2.65 exercise price. Upon determination that the achievement of the first implantation of the Holly Graft System in the United States is probable, the Company will commence expense recognition of the intrinsic value of the options. As of December 31, 2004 the Company has recorded deferred compensation of $334,000 relating to the remaining variable stock grants.

Restricted Stock Grants

     In December 2004, the Company issued 150,000 shares of restricted common stock to non-employee members of the Board of Directors. The shares vest over a four-year period as the director continues to serve in such capacity. In connection with the issuance of the restricted stock grants the Company recorded deferred compensation expense within stockholders’ equity of $825,000. The fair value of the restricted stock awards will be recognized as compensation expense on a straight line basis over the vesting term. For the year ended December 31, 2004 the Company recorded marketing, general and administrative expense of $17,000 related to the vesting of the restricted stock grants.

8. Stock-Based Research and Development

     In May 2000, the Company issued 525,000 shares of common stock to non-employees for research and development consulting services. Concurrent with the initial organizational activities of the Company, the shares were recorded at the estimated fair value of $0.03 per share and expensed as research and development.

     In April 2001, the Company issued 60,000 shares of common stock to the University of Minnesota for laboratory research and development services. The shares were recorded at the estimated fair value of $1.67 per share and expensed as research and development. The fair value of the common stock was based on the value of concurrent transactions with independent third parties.

     During the first quarter of 2004, the Company granted 100,000 options to advisory board members to support the Company’s research and development activities. The options vested immediately and the Company recorded an expense of $195,000 in 2004. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.71%; volatility of 55%; dividend yield of 0%; and a weighted average expected life of the options of seven years. The fair value of the common stock was based on the value of concurrent transactions with independent third parties. The assumptions are more fully described in Note 1 of the financial statements.

9. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2003	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,173	$2,591
Charitable contribution carryforwards	40	40
Research credit carryforwards	85	175

Total deferred tax assets	1,298	2,806
Valuation allowance	(1,298)	(2,806)

Net deferred tax assets	$—	$—

     The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2003 and 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

     At December 31, 2004, the Company had federal and state income tax net operating loss carryforwards of approximately $6,479,000. The operating loss carryforwards will expire beginning in 2019. At December 31, 2004, the Company had federal and state research credit carryforwards of approximately $175,000. The research credit carryforwards will expire beginning in 2019. Under the Tax Reform Act of 1986, the utilization of these net operating loss and research credit carryforwards may be limited as a result of significant changes in ownership.

     A reconciliation of the statutory tax rates and the effective tax rates are as follows:

	Period from
	December 3, 1999
	(Date of Inception)	Year Ended
	to December 31,	December 31,
	2004	2002	2003	2004
Statutory rate	(34)%	(34)%	(34)%	(34)%
State and local income taxes (net of federal tax benefit)	(6)	(6)	(6)	(6)
Change in valuation allowance	40	40	40	40

	0%	0%	0%	0%

     A summary of the Company’s deferred tax asset valuation allowance is as follows (in thousands):

Balance, December 31, 2002	$651

Additions	647
Deductions	—

Balance, December 31, 2003	1,298
Additions	1,508
Deductions	—

Balance, December 31, 2004	$2,806

10. Quarterly Data (Unaudited)

The following table summarizes the Company’s operating results by Quarter:

	Year Ended December 31, 2003					Year Ended December 31, 2004
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
	(In thousands)
Revenue	$—	$—	$—	$—	$—	$—	$—	$—	$21	$21

Expenses:
Research and development	142	187	403	421	1,153	519	473	648	1,007	2,647
Marketing, general and administrative	43	60	134	168	405	165	236	195	400	996

Total expenses	185	247	537	589	1,558	684	709	843	1,407	3,643
Interest income	2	3	5	6	16	5	7	13	46	71

Net loss	$(183)	$(244)	$(532)	$(583)	$(1,542)	$(679)	$(702)	$(830)	$(1,340)	$(3,551)

11. Subsequent Event

     On March 22, 2005, the Company entered into a license agreement with Angiotech Pharmaceuticals, Inc. (“Angiotech”). The license agreement provides the Company with an exclusive license to use the Angiotech technology in the manufacture and sale of synthetic and/or biologic coronary artery bypass graft products or systems that release or elute paclitaxel in the coronary artery bypass graft field. As partial consideration for the grant of this exclusive license, the Company issued Angiodevice International GmbH, a wholly-owned subsidiary of Angiotech, a warrant to purchase 1,265,823 shares of its common stock with an exercise price of $0.01 per share. The license agreement also requires the Company to make future license fee payments to Angiotech based on the achievement of certain regulatory approvals, and a royalty based on the sale of products incorporating Angiotech’s technology.

     Pursuant to an investment agreement dated March 22, 2005 with Angiotech, the Company sold a total of 1,100,715 shares of common stock for a total of $5.0 million, representing a 15 percent premium to the closing price of such stock on March 22. As part of this transaction, the Company agreed to issue Angiotech up to an additional $5.0 million worth of its common stock, again at a 15 percent premium to the market value of the stock on the date prior to issuance, upon the achievement of certain revenue milestones.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2005	CABG MEDICAL, INC.

	By	/s/ Manuel A. Villafaña

Manuel A. Villafaña
Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

     Each person whose signature appears below constitutes and appoints Manuel A. Villafaña and John L. Babitt as the undersigned’s true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Manuel A. Villafaña Manuel A. Villafaña	Chairman and Chief Executive Officer and Director (principal executive officer)	March 25, 2005

/s/ John L. Babitt John L. Babitt	President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 25, 2005

/s/ A. Jay Graf	Director	March 25, 2005

A. Jay Graf

/s/ Arch C. Smith	Director	March 25, 2005

Arch C. Smith

/s/ Robert E. Munzenrider	Director	March 25, 2005

Robert E. Munzenrider

CABG MEDICAL, INC.

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 31, 2004	000-51050

Exhibit
Number	Description
3.1	Articles of Incorporation and Articles of Amendment thereto (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of specimen certificate representing CABG Medical, Inc.’s common stock (1)

10.1	2000 Long-Term Incentive Plan and related forms of agreements (1)(2)

10.2	Consulting Agreement dated April 2, 2003 with Manuel A. Villafaña (1)(2)

10.4	Employment Agreement dated as of August 18, 2003 with John L. Babitt (1)(2)

10.6	Letter Agreement dated June 17, 2003 with Manuel A. Villafaña (1)(2)

10.9	Letter Agreement dated October 21, 2003 with John L. Babitt (1)(2)

10.10	Supply Agreement dated January 1, 2004 with Bard Peripheral Vascular, Inc. (1)

10.11	Clinical Coating Agreement dated April 14, 2003 with SurModics, Inc. (1)

10.12	Material Transfer Agreement dated March 22, 2004 with Mayne Pharma, Inc. (1)

10.13	Technology Transfer Agreement dated June 5, 1996 between ATS Medical, Inc. and Manuel A. Villafaña (1)

10.14	Amendment to Technology Transfer Agreement dated June 3, 2004 with ATS Medical, Inc. and Manuel A. Villafaña (1)

10.15	Technology Transfer Agreement dated July 15, 2004 with Manuel A. Villafaña (1)

10.16	Master License Agreement dated May 14, 2004 with SurModics, Inc. (1)

10.17	Amendment to Clinical Coating Agreement dated June 30, 2004 with SurModics, Inc. (1)

10.18	Application for Supply of Materials Terms of Materials Transfer with Novartis Pharma AG dated July 19, 2004 (1)

10.19	Amendment to Clinical Coating Agreement dated October 11, 2004 with SurModics, Inc. (1)

10.20*	Employment agreement dated December 31, 2004 with Manuel A. Vilafaña (2)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-117580

(2)	Management agreement or compensatory plan or arrangement.

E-1