Form 10-Q
period 2005-03-31
CABG MEDICAL INC
filed 2005-05-09
CIK 1122425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 0-51050

CABG Medical, Inc.

(Exact name of registrant as specified in its Charter)

MINNESOTA (State of incorporation)	41-1958628 (I.R.S. Employer Identification No.)

14505 – 21st Avenue North, Suite 212
Minneapolis, Minnesota 55447
(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 258-8005

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑           No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☑

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2005 was 17,898,690.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CABG MEDICAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	Period from
	December 3, 1999	Three Months Ended
	(date of inception)	March 31,
	to March 31, 2005	2004	2005
	(In thousands, except share and per share amounts)
Revenue	$21	$—	$—

Expenses
Research and development (note 2)	10,477	519	5,323
Marketing, general and administrative	2,266	165	538

Total expenses	12,743	684	5,861
Interest income	396	5	205

Net loss	$(12,326)	$(679)	$(5,656)

Basic and diluted net loss per share		$(0.07)	$(0.34)

Weighted average shares outstanding – basic and diluted		9,361,346	16,814,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)

BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2004	2005
	(In thousands, except share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$27,746	$29,670
Short-term investments	1,190	7,040
Accounts receivable, net	21	21
Prepaid expenses	253	207
Other current assets	17	15

Total current assets	29,227	36,953
Property and equipment, net	199	235

	$29,426	$37,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$841	$628
Accrued liabilities	19	64

Total current liabilities	860	692

Commitments and Contingencies (note 2)

Stockholders’ Equity
Undesignated stock (no par value) 6,000,000 shares authorized, none issued and outstanding	—	—
Common stock (no par value) 54,000,000 shares authorized, 15,822,975 and 17,748,690 shares issued and outstanding	36,378	49,713
Deferred compensation	(1,142)	(891)
Deficit accumulated during development stage	(6,670)	(12,326)

Total stockholders’ equity	28,566	36,496

Total liabilities and shareholders’ equity	$29,426	$37,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
(unaudited)

	Period from
	December 3, 1999	Three months ended
	(date of inception)	March 31,
	to March 31, 2005	2004	2005
		(In thousands)
Cash flows from operating activities:
Net loss	$(12,326)	$(679)	$(5,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	5	15
Stock-based compensation	210	—	52
Non-cash stock-based research and development expense	4,650	195	4,335
Change in operating assets and liabilities:
Accounts receivable	(21)	—	—
Prepaid expenses and other current assets	(237)	(115)	33
Accounts payable and accrued liabilities	692	36	(168)

Net cash used in operating activities	(6,955)	(558)	(1,389)

Cash flows from investing activities:
Purchases of property and equipment	(312)	(2)	(51)
Purchases of short-term investments	(10,848)	—	(6,031)
Proceeds from short-term investments	3,824	895	196

Net cash provided by (used in) investing activities	(7,336)	893	(5,886)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	43,945	1,526	9,199
Proceeds from exercise of employee stock options	16	—	—

Net cash provided by financing activities	43,961	1,526	9,199

Net change in cash and cash equivalents	29,670	1,861	1,924
Cash and cash equivalents beginning of period	—	246	27,746

Cash and cash equivalents end of period	$29,670	$2,107	$29,670

Supplemental non-cash disclosures:
Deferred compensation	$1,101	$88	$(199)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG Medical, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Significant Accounting Policies

     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the first quarter ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire 2005 fiscal year.

     According to the rules and regulations of the United States Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our audited financial statements. These unaudited condensed financial statements should be read together with the financial statements for the year ended December 31, 2004, and footnotes thereto included in our Form 10-K as filed with the United States Securities and Exchange Commission on March 25, 2005.

     Accounting Periods

     We utilize a 52 week calendar year that ends on December 31. For interim periods, we utilize a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. For simplicity purposes we refer to interim periods as ended on the last day of the calendar quarter. The first quarters of 2004 and 2005 consisted of 93 and 92 days, respectively.

     Development Stage Activities

     We have operated as a development stage enterprise since our inception by devoting substantially all of our effort to financial planning, raising capital, research and development, and developing markets for our products. Accordingly, our financial statements have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by the Financial Accounting Standards Board (FASB).

     We have incurred losses of $12.3 million and negative operating cash flow of $7.0 million from inception through March 31, 2005. Although, we have been successful in raising funds in the past there is no assurance that any such financing or borrowings can be obtained in the future on terms acceptable to us. The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts of liabilities and existing commitments that may result from the outcome of this uncertainty.

     Short-Term Investments

     Short-term investments are classified as “available-for-sale.” Available for sale investments consist of certificates of deposit, federal agency notes and mortgage backed securities with a maturity of greater than three months but less than three years. For the three months ended March 31, 2004 and 2005, the carrying value of these short-term investments approximated market value due to the short-term nature of such investments.

     Stock-Based compensation

     We apply the intrinsic-value method of accounting prescribed in APB 25 for employee stock and option grants. Generally, our employee stock option grants qualify for fixed plan accounting. Accordingly, We do not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Stock grants are recorded at fair value upon grant and charged to expense over the vesting period using the straight-line method. We have issued certain stock options that require variable accounting resulting in a final determination of non-cash compensation expense upon vesting of the option based on the then current intrinsic value. Had compensation expense for the options been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, our net income and earnings per share would have changed to the following pro forma amounts for the three months ended March 31, 2004 and 2005:

	Three months ended
	March 31,
	2004	2005
	(In thousands, except per
	share amounts)
Net loss	$(679)	$(5,656)
Add: Stock-based compensation expense included in net loss	—	52
Less: Stock-based compensation expense determined under fair value method for all awards	(27)	(100)

Pro forma net loss	$(706)	$(5,704)

Pro forma net loss per share – basic and diluted	$(0.07)	$(0.34)

     Net Loss Per Share

     Weighted average basic and diluted net loss per share amounts were calculated as follows:

	Three months ended
	March 31,
	2004	2005
	(In thousands, except share
	and per share amounts)
Net loss	$(679)	$(5,656)

Weighted average common shares and equivalents outstanding:
Common shares outstanding	9,361,346	16,663,007
Warrants issued at a nominal exercise price (note 2)	—	151,348

Weighted average shares outstanding – basic and diluted	9,361,346	16,814,355

Net loss per share – basic and diluted	$(0.07)	$(0.34)

     Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares and equivalents outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options, warrants and the vesting of restricted stock grants. The warrant issued to Angiotech (note 2) for 1,265,823 shares of common stock is included in the calculation of basic and diluted earnings per share due to the nominal exercise price of $0.01 per share. Diluted EPS is identical to Basic EPS since potential common shares, consisting of unvested restricted stock grants and unexercised stock options and certain warrants, are excluded from the calculation, as their effect is anti-dilutive. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders calculations were 1,215,000 and 2,192,500 as of March 31, 2004 and 2005, respectively.

     New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Statement is effective for us beginning in fiscal 2006. While we cannot precisely determine the impact on net loss as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found within Note 1 to these financial statements. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

2. License and Investment Agreement

     On March 22, 2005, we entered into a license agreement with Angiotech Pharmaceuticals, Inc., or as referred to herein, Angiotech. The license agreement provides us with an exclusive license to use the Angiotech technology in the manufacture and sale of synthetic and/or biologic coronary artery bypass graft products or systems that release or elute paclitaxel. As partial consideration for the grant of this exclusive license, we issued Angiodevice International GmbH, a wholly-owned subsidiary of Angiotech, a warrant to purchase 1,265,823 shares of our common stock with an exercise price of $0.01 per share. The license agreement also requires that we make future license fee payments to Angiotech based on the achievement of certain regulatory approvals, and a royalty based on the sale of products incorporating Angiotech’s technology. In connection with the license agreement we recognized non-cash research and development expense of $4,335,000. We were required to expense the license agreement consideration due to our development stage status.

     On March 22, 2005, we entered into an investment agreement with Angiotech for up to $10 million at a 15 percent premium consisting of (i) an initial investment of $5 million, resulting in the issuance of 1,100,715 shares of our common stock at $4.5425 per share, representing a 15 percent premium to the $3.95 per share closing price of our stock on March 22, 2005 and (ii) an additional investment of $5 million upon the attainment of certain revenue milestones that will be priced at a 15 percent premium to the market value of the stock on a per share basis on the date prior to issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On March 22, 2005, we entered into a license agreement with Angiotech Pharmaceuticals, Inc., or as referred to herein, Angiotech. The license agreement provides us with an exclusive license to use the Angiotech technology in the manufacture and sale of synthetic and/or biologic coronary artery bypass graft products or systems that release or elute paclitaxel. During March 2005, we received approval to initiate our 100 patient clinical trial, which will be used for our CE Mark submission. The trial is approved at international centers outside the United States and should begin enrollment during the second quarter of 2005. We have not received regulatory approval to commercially market the Holly Graft System and as a result we continue to be accounted for as a development-stage company and expect to be accounted for as a development-stage company for the foreseeable future.

     Since our inception, we have generated significant losses. As of March 31, 2005, we had an accumulated deficit of $12.3 million. We expect to continue to spend significant amounts on the development of the Holly Graft System. We expect to incur significant commercialization costs when we begin to introduce the Holly Graft System on a worldwide basis. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

     Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.

Critical Accounting Policies

     Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Three Months Ended March 31, 2004 and 2005

(Dollars in thousands)	2004	2005	Increase
Revenue	$—	$—	$—

Expenses
Research and development	519	5,323	4,804
Marketing, general and administrative	165	538	373

Total	684	5,861	5,177

Interest income	5	205	200

Net loss	$(679)	$(5,656)	$(4,977)

     Revenue. We recognized no revenue during the three months ended March 31, 2004 and 2005.

     Research and development expenses. Research and development expenses were $5.3 million during the first quarter of 2005, an increase of $4.8 million compared with the same period in 2004. During 2005, we recognized $4.3 million of non-cash expense related to the execution of license and investment agreements with Angiotech Pharmaceuticals, Inc., or Angiotech. During 2005, we increased our product development and preclinical testing of the Holy Graft System, which resulted in an increase of $476,000 compared to the same period of 2004. During the first quarter of 2005 we employed four additional employees in research and development compared to the same period of 2004, which resulted in incremental salary expense of $120,000. These increases were offset by a $195,000 decrease in stock compensation expense in first quarter of 2005 compared to the same period of 2004. The prior year expense was related to grants of options to members of our Scientific Advisory Board.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses were $538,000 for the first quarter of fiscal 2005, a $373,000 increase from the same period of 2004. Higher payroll costs related to the addition of two employees and salary increases to existing employees contributed $75,000 to this increase. Additionally, during 2005 we have incurred approximately $185,000 in expenses directly related to being a public company. These public company costs include higher legal and audit fees, director and officers insurance premiums and associated regulatory fees. Stock based compensation increased $52,000 related to the recognition of expense over the vesting period of the restricted stock that was issued to non-employee members of our Board of Directors in December 2004.

     Interest income. Interest Income was $205,000 for the first quarter of 2005 compared with $5,000 in the same period of 2004. The increase is related to higher cash balances resulting from our initial public offering and higher investment yields.

Liquidity and Capital Resources

     We have financed all of our operations since inception through the issuance of equity securities. Through March 31, 2005, we have sold common stock generating aggregate net proceeds of approximately $44 million. As of March 31, 2005, we had cash, cash equivalents and short-term investments totaling $36.7 million. Short-term investments principally consist of certificates of deposit, federal agency notes and mortgage-backed securities with a maturity of greater than three months but less than three years.

     Cash Flows from Operating Activities. Net cash used in operations was $558,000 in the first quarter of 2004 and $1.4 million in same period of 2005. For each period, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to depreciation and share-based payments and other changes in operating assets and liabilities.

     Cash Flows from Investing Activities. Net cash provided by investing activities was $893,000 in the first quarter of 2004. Net cash used in investing activities was $5.9 million in the first quarter of 2005. In the first quarter of 2004, we had net sales of investments compared to 2005 when we had significant purchases of short-term investments as we invested the proceeds received from our initial public offering and the investment made by Angiotech.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $1.5 in the first quarter of 2004 and $9.2 in the same period of 2005. For these periods, financing cash flows reflected the proceeds from the issuance of common stock.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least the end of 2006.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for us beginning in fiscal 2006. We have not completed the process of evaluating the impact that will result from adopting SFAS 123(R).

Forward-Looking Statements

     Certain statements contained in this report and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our forward-looking statements generally relate to our growth strategy, financial results, product development programs and regulatory approvals, and our sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We undertake no obligation to update any forward-looking statement.

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

•	We are a development stage company with a limited operating history and have incurred losses since inception. If we do not generate significant revenues, we will not be able to achieve profitability.

•	Our future is entirely dependent upon the success of our Holly Graft System which is still under development. If we are unable to commercialize the Holly Graft System, or we experience significant delays in doing so, our business will be materially harmed.

•	Any adverse results in our first human implants or our human clinical trials could have a material adverse effect on our business.

•	Failure to obtain market acceptance of the Holly Graft System could cause us to discontinue operations.

•	We will likely need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unfavorable terms could adversely affect our development programs and other operations.

•	If we fail to develop an effective direct sales force and network of cardiovascular surgery representatives to introduce and sell the Holly Graft System to surgeons, our financial results may suffer and the price of our shares may decline.

•	We will be subject to intense competition and risk of obsolescence.

•	Our Holly Graft System may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payors. The markets for our Holly Graft System may also be limited by the indications for which its use may be reimbursed.

•	We may face product liability claims which could place a substantial burden on us.

•	We depend on a limited number of suppliers and may be unable to manufacture the Holly Graft System if shipments from these suppliers are delayed or interrupted.

•	If we are unable to develop relationships with collaborative partners, we may have difficulty creating a sufficient market for our Holly Graft System.

•	We may not be able to attract or retain employees with the skills needed to support our anticipated growth

•	Should we lose the services of certain key personnel, we may not be able to successfully commercialize the Holly Graft System.

•	We have limited manufacturing experience and will depend on third parties to manufacture components of our products.

•	New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization.

•	The number of patients undergoing bypass procedures may continue to decline, resulting in a reduction of our market potential.

•	There is a risk that the Holly Graft System may be subject to a market withdrawal or product recall.

•	Our financial results for future periods may be adversely affected by changes required by financial and accounting regulatory agencies.

•	Our financial results for future periods will be affected by the attainment of milestones.

•	If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decrease substantially.

•	We may encounter difficulties in managing our growth and expanding our operations successfully.

•	Because we are subject to intense government regulation, we may not be able to obtain or maintain regulatory approval.

•	We may not be able to protect our intellectual property rights adequately.

•	We could be harmed by litigation involving patents and other intellectual property rights.

Many of these factors are outside of our control and knowledge and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking information and to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment policy requires investments with investment grade issuers. Our investments principally consist of certificates of deposit, federal agency obligations and mortgage-backed securities with a maturity of greater than 90 days but less than three years. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

     We plan to sell our product to international distributors for use in clinical trials in foreign countries. We anticipate all sales transactions will be denominated in U.S. dollars. Accordingly, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign sales. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls

     In the first quarter of 2005 we strengthened our internal controls over financial reporting by hiring a Controller. This new position within our organization has enabled us to implement more effective segregation of duties for key financial processes and increased our internal knowledge of generally accepted accounting principles and financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Sales of securities during the quarter ended March 31, 2005 were reported on a Current Report on Form 8-K dated March 22, 2005 and filed with the Securities and Exchange Commission on March 24, 2005.

     We intend to use the net proceeds of the IPO and investment by Angiotech as follows:

•	fund our clinical trials;

•	to fund our investigation of drug combination and coating technologies;

•	to develop our sales and marketing capabilities, to promote pre- and post commercialization physician education and awareness, and to create product marketing programs, an international distribution network and a domestic sales team; and

•	for general corporate purposes, including working capital needs, facilities expansion and potential acquisitions.

     Pending the uses described above, we have invested the net proceeds of this offering in short- to medium-term, investment-grade, interest-bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of our security holders during the period covered by this Report on Form 10-Q.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     See Exhibit Index immediately following the signature page of this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABG Medical, Inc.

May 9, 2005

	By:	/s/ John L. Babitt

John L. Babitt
President, Chief Operating Officer and Chief Financial Officer
(principal financial officer and chief accounting officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2005

CABG Medical, Inc.

Exhibit	Description
10.1*	License Agreement dated March 22, 2005 with Angiotech Pharmaceuticals, Inc.

10.2	Investment Agreement dated March 22, 2005 and Amendment dated April 7, 2005 with Angiotech Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	A Confidential Treatment Request for certain information in this document has been filed with the Securities and Exchange Commission. The Information for which treatment has been sought has been deleted from such exhibit and the deleted text replaced by three asterisks (***).