Form 10-Q
period 2005-07-02
CABG MEDICAL INC
filed 2005-08-12
CIK 1122425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-51050
CABG Medical, Inc.
(Exact name of registrant as specified in its Charter)

MINNESOTA (State of incorporation)	41-1958628 (I.R.S. Employer Identification No.)
14505 — 21st Avenue North, Suite 212
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
Yes  ☐                    No  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2005 was 18,136,155.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CABG MEDICAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Period from
	December 3, 1999
	(Date of
	Inception) to	Three Months		Six Months
	June 30,	Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005
	(In thousands, except share and per share data)
Revenue	$21	$—	$—	$—	$—
Expenses:
Research and development (note 2)	11,541	473	1,063	992	6,387
Marketing, general and administrative	2,740	236	474	401	1,012

Total	14,281	709	1,537	1,393	7,399
Interest income	674	7	277	12	483

Net loss	$(13,586)	$(702)	$(1,260)	$(1,381)	$(6,916)

Basic and diluted net loss per share		$(0.07)	$(0.07)	$(0.14)	$(0.39)

Weighted average shares outstanding — basic and diluted		9,846,052	19,082,764	9,601,077	17,942,362
The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	December 31,	June 30,
	2004	2005
	(In thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$27,746	$19,892
Short-term investments	1,190	11,501
Accounts receivable, net	21	—
Prepaid expenses	253	133
Other current assets	17	32

Total current assets	29,227	31,558
Long-term investments	—	4,000
Property and equipment, net	199	314

	$29,426	$35,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$
Accounts payable	$841	$477
Accrued liabilities	19	29

Total current liabilities	860	506

Commitments and Contingencies (note 2)

Stockholders’ Equity
Undesignated stock (no par value) 6,000,000 shares authorized, none issued and outstanding	—	—
Common stock (no par value) 54,000,000 shares authorized, 15,822,975 and 17,982,155 shares issued and outstanding	36,378	49,877
Deferred compensation	(1,142)	(925)
Deficit accumulated during development stage	(6,670)	(13,586)

Total stockholders’ equity	28,566	35,366

Total liabilities and shareholders’ equity	$29,426	$35,872

The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

	Period from
	December 3, 1999
	(date of inception)	Six months ended June 30,
	to June 30, 2005	2004	2005
		(In thousands)
Cash flows from operating activities:
Net loss	$(13,586)	$(1,381)	$(6,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	10	32
Stock-based compensation	103	—	103
Non-cash stock-based research and development expense	4,791	195	4,335
Change in operating assets and liabilities:
Accounts receivable	—	—	21
Prepaid expenses and other current assets	(233)	13	49
Accounts payable and accrued liabilities	506	362	(354)

Net cash used in operating activities	(8,325)	(801)	(2,730)

Cash flows from investing activities:
Purchases of property and equipment	(408)	(58)	(148)
Purchases of short-term investments	(20,249)	(496)	(15,432)
Proceeds from short-term investments	4,817	1,491	1,178

Net cash provided by (used in) investing activities	(15,840)	937	(14,402)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	43,943	1,377	9,180
Proceeds from exercise of employee stock options	114	—	98

Net cash provided by financing activities	44,057	1,377	9,278

Net change in cash and cash equivalents	19,892	1,513	(7,854)
Cash and cash equivalents beginning of period	—	246	27,746

Cash and cash equivalents end of period	$19,892	$1,759	$19,892

Supplemental non-cash disclosures:
Deferred compensation	$220	$88	$114

The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG Medical, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire 2005 fiscal year.
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
     Accounting Periods
     We utilize a 52 week calendar year that ends on December 31. For interim periods, we utilize a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. For simplicity purposes we refer to interim periods as ended on the last day of the calendar quarter. The three and six month periods of 2004 consisted of 91 and 185 days, respectively and the three and six month periods of 2005 consisted of 91 and 183 days, respectively.
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
     We have incurred losses of $13.6 million and negative operating cash flow of $8.3 million from inception through June 30, 2005. Although we have been successful in raising funds in the past there is no assurance that any such financing or borrowings can be obtained in the future on terms acceptable to us. The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts of liabilities and existing commitments that may result from the outcome of this uncertainty. Based on the Company’s, current development activities, management believes the Company has sufficient resources to fund operations through mid 2007.
     Investments
     Investments consist of debt securities classified as either “available for sale” or “held to maturity”. Our investment portfolio consists of certificates of deposits, federal agency notes and municipal securities with a maturity of greater than three months and less than three years. Available for sale investments consist of securities that we do not intend to hold to maturity. Available for sale investments are recorded on the balance sheet at fair value with the unrealized gain or loss being recognized as a component of other comprehensive income. For the three and six month periods ended June 30, 2004 and 2005, the carrying value of these available for sale investments approximated market value. Held to maturity investments consist of securities that we have the ability and intent to hold until their maturity. These investments are recorded on the balance sheet at amortized cost.

     Stock-Based compensation
     We apply the intrinsic-value method of accounting prescribed in APB 25 for employee stock and option grants. Generally, our employee stock option grants qualify for fixed plan accounting. Accordingly, we do not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Stock grants are recorded at fair value upon grant and charged to expense over the vesting period using the straight-line method. We have issued certain stock options that require variable accounting resulting in a final determination of non-cash compensation expense upon vesting of the option based on the then current intrinsic value. Had compensation expense for the options been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, our net loss and loss per share would have changed to the following pro forma amounts for the three months ended June 30, 2004 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(In thousands, except per share amounts)
Net loss, as reported	$(702)	$(1,260)	$(1,381)	$(6,916)
Add: Stock-based employee compensation expense included in net loss	—	52	—	103
Less: Employee stock compensation expense determined under the fair value method for all awards	(23)	(92)	(50)	(191)

Pro forma net loss	$(725)	$(1,300)	$(1,431)	$(7,004)
Pro forma net loss per share — basic and diluted	$(0.07)	$(0.07)	$(0.15)	$(0.39)

     Net Loss Per Share
     Weighted average basic and diluted net loss per share amounts were calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(In thousands, except per share amounts)
Net loss, as reported	$(702)	$(1,260)	$(1,381)	$(6,916)
Weighted average common shares and equivalents outstanding
Common shares outstanding	9,846,052	17,816,941	9,601,077	17,236,821
Warrants issued at a nominal exercise price (note 2)	—	1,265,823	—	705,541

Weighted average shares outstanding — basic and diluted	9,846,052	19,082,764	9,601,077	17,942,362

Pro forma net loss per share — basic and diluted	$(0.07)	$(0.07)	$(0.14)	$(0.39)

     Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares and equivalents outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options, warrants and the vesting of restricted stock grants. The warrant issued to Angiotech (note 2) for 1,265,823 shares of common stock is included in the calculation of basic and diluted earnings per share due to the nominal exercise price of $0.01 per share. Diluted EPS is identical to Basic EPS since potential common shares, consisting of unvested restricted stock grants and unexercised stock options and certain warrants, are excluded from the calculation, as their effect is anti-dilutive. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders calculations were 1,215,000 and 1,936,500 as of June 30, 2004 and 2005, respectively.

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
2. License and Investment Agreement
     On March 22, 2005, we entered into a license agreement with Angiotech Pharmaceuticals, Inc., or as referred to herein, Angiotech. The license agreement provides us with an exclusive license to use the Angiotech technology in the manufacture and sale of synthetic and/or biologic coronary artery bypass graft products or systems that release or elute paclitaxel. As partial consideration for the grant of this exclusive license, we issued Angiodevice International GmbH, a wholly-owned subsidiary of Angiotech, a warrant to purchase 1,265,823 shares of our common stock with an exercise price of $0.01 per share. The license agreement also requires that we make future license fee payments to Angiotech based on the achievement of certain regulatory approvals, and a royalty based on the sale of products incorporating Angiotech’s technology. In connection with the license agreement we recognized non-cash research and development expense of $4,335,000 in the first quarter. We were required to expense the license agreement consideration due to our development stage status.
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
     Since November 30, 2004, we have treated two patients with the Holly Graft System. These patients are well, asymptomatic (no pain) and have suffered no adverse effects. However, during diagnostic follow up of these first two patients, it was determined that the Holly Graft System is occluded and nonfunctional. We have analyzed the clinical results to date with our industry and surgeon collaborators and have identified elements related to manufacturing, our procedure and the post operation anti-coagulation regimen that will be implemented in our ongoing clinical trials which we estimate will begin in September or October as our parts become available.
     First, we have developed a new proprietary coating process that has been tested and incorporated into our manufacturing process of the Holly Graft System vessel connectors. Specifically, we have developed an application to spray our heparin coating on the vessel connector. The spray heparin allows for a more uniform and consistent application of the coating, which has demonstrated superior in vitro bench testing results and in vivo preclinical (animal) results. Current versions of the spray coated vessel connectors are in production and are expected to be available for shipment in September to participating centers in the Company’s ongoing clinical trials.
     Second, we have improved the implant technique of our graft connection to the low pressure side of the heart. In future cases, our surgeons will change to a “V” shaped incision to the vena cava (low pressure) in lieu of an “I” shaped incision. The modification of the surgical procedure will more closely resemble the Company’s preclinical (animal) procedure and allow for greater stability of the device and flow to the low pressure side of the heart.
     Lastly, at the suggestion of our clinical study surgeons, we have implemented a change in the anti-coagulation regime to include warfarin. The anti-coagulation change was made based on the review of our first cases, discussions with our clinical investigators and our scientific advisory board. Warfarin is a commonly used anti-coagulant in cardiac surgery in combination with the implantation of heart valves and in the treatment of atrial fibrillation.
     We believe that the combination of the above referenced factors will provide for improved long term patency (openness) of the Holly Graft System. However, there can be no assurance that our manufacturing, procedural or post operation pharmacology will provide positive results related to the Holly Graft System. Any additional adverse events, device malfunctions or failures would have a materially adverse effect on the operations of our Company.

     We expect to continue our human clinical trials in Australia and Europe during the second half of 2005. The most recent results from the Company’s human clinical trial have been accepted for presentation by Dr. Trevor Fayers, The Prince Charles Hospital, Brisbane, Australia, during the fourth annual Pioneering Techniques in Cardiac Surgery Congress, in Leipzig, Germany on December 1 — 2, 2005. In connection with the congress CABG Medical will make a formal announcement summarizing the results to be presented at the congress.
     Since our inception, we have generated significant losses. As of June 30, 2005, we had an accumulated deficit of $13.6 million and negative cash flow from operating activities of $8.3 million. We expect to continue to spend significant amounts on the development of the Holly Graft System. Assuming we resolve the occlusion issues in our implants, we expect to incur significant commercialization costs when we begin to introduce the Holly Graft System on a worldwide basis. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.
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

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2004	2005	Increase	2004	2005	Increase
	(In thousands)
Statements of Operations Data:
Revenue	$—	$—	$—	$—	$—	$—
Expenses:
Research and development	473	1,063	590	992	6,387	5,395
Marketing, general and administrative	236	474	238	401	1,012	611

Total costs and expenses.	709	1,537	828	1,393	7,399	6,006
Interest income	7	277	270	12	483	471

Net loss	$(702)	$(1,260)	$(558)	$(1,381)	$(6,916)	$(5,535)

     Revenue
     We recognized no revenue during the three or six month periods ended June 30, 2004 and 2005.
     Research and development expenses
     During the second quarter of 2005 research and development expense was $1.06 million, an increase of $590,000 compared to the same period of 2004. During the second quarter of 2005 product development and preclinical testing of the Holly Graft System increased approximately $439,000 compared to the second quarter of 2004. Salaries and benefits increased $135,000 during the second quarter of 2005 compared to 2004 primarily as a result of the addition of five employees.
     For the six-month period ended June 2005 research and development expense was $6.4 million, an increase of $5.4 million compared to the same period of 2004. During 2005, we recognized $4.3 million of non-cash expense related to the execution of license and investment agreements with Angiotech Pharmaceuticals, Inc., or Angiotech. During 2005, we increased our product development and preclinical testing of the Holly Graft System, which resulted in an increase of $915,000 compared to the same period of 2004. During the first six months of 2005 we employed five additional employees in research and development compared to the same period of 2004, which resulted in incremental salary expense of $257,000. These increases were offset by a $195,000 decrease in stock compensation expense in 2005 compared to the same period of 2004 related to stock option grants to our Scientific Advisory Board.
     Marketing, general and administrative expenses
     Marketing, general and administrative expenses were $474,000 for the second quarter of fiscal 2005, a $238,000 increase from the same period of 2004. Higher payroll costs related to the addition of two employees and salary increases to existing employees accounted for approximately $71,000 of the increase. Additionally, during 2005 we have incurred approximately $109,000 in expenses directly related to being a public company. These public company costs include higher legal and audit fees, directors’ and officers’ insurance premiums and associated regulatory fees. Stock-based compensation increased $52,000 related to the recognition of expense over the vesting period of the restricted stock that was issued to non-employee members of our Board of Directors in December 2004.
     For the six-month period ended June 2005 marketing, general, and administrative expenses were $1.0 million, an increase of $611,000 compared to the same period of 2004. Higher employee compensation costs resulted in approximately $138,000 of the increase. During 2005 we incurred approximately $288,000 related to being a public company including higher legal and audit fees, directors’ and officers’ insurance premiums and associated regulatory fees. Stock compensation expense related to vesting of restricted stock was $103,000 in 2005 compared to no expense in same period of 2004. Costs associated with recruiting and initiating clinical sites and attendance at investor and industry conferences increased $55,000 in 2005 compared to the same period of 2004.

Interest income
     Interest income increased $270,000 and $471,000 in the three and six month periods ended June 30, 2005 compared to the same periods of 2004 as a result of the investment of cash received in our initial public offering and Angiotech’s investment.
Liquidity and Capital Resources
     We have financed all of our operations since inception through the issuance of equity securities. Through June 30, 2005, we have sold common stock generating aggregate net proceeds of approximately $44 million. As of June 30, 2005, we had cash, cash equivalents and investments totaling $35.4 million. Investments principally consist of certificates of deposit, federal agency notes and mortgage-backed securities with a maturity of greater than three months but less than three years.
     Cash Flows from Operating Activities. Net cash used in operations was $801,000 in the six-month period ending June 2004 and $2.7 million in same period of 2005. For each period, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to depreciation and share-based payments and other changes in operating assets and liabilities.
     Cash Flows from Investing Activities. Net cash provided by investing activities was $937,000 in the six-month period ended June 2004. Net cash used in investing activities was $14.4 million in the six-month period ended June 2005. During 2004, we had net sales of investments compared to 2005 when we had significant purchases of investments as we invested the proceeds received from our initial public offering and the investment made by Angiotech.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $1.4 million in the first six months of 2004 and $9.3 million in the same period of 2005. For these periods, financing cash flows reflected the proceeds from the issuance of common stock.
     We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least mid 2007.
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

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:
•	We are a development stage company with a limited operating history and have incurred losses since inception. If we do not generate significant revenues, we will not be able to achieve profitability.

•	Our future is entirely dependent upon the success of our Holly Graft System which is still under development. If we are unable to commercialize the Holly Graft System, or we experience significant delays in doing so, our business will be materially harmed.

•	We have had adverse results in our first two human implants. In response to these results we have revised coating procedures and drug regimens which we believe will prevent occlusion. If for any reason, these new procedures do not prevent occlusion in future implants, the Company’s business would be materially and adversely impaired.

•	Failure to obtain market acceptance of the Holly Graft System could cause us to discontinue operations.

•	If we are unable to solve the occlusion problem in our graft implants, it will be very difficult, if not impossible, to raise the funds which will be ultimately required to fund the Company’s operations.

•	If we fail to develop an effective direct sales force and network of cardiovascular surgery representatives to introduce and sell the Holly Graft System to surgeons, our financial results may suffer and the price of our shares may decline.

•	We will be subject to intense competition and risk of obsolescence.

•	Our Holly Graft System may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payors. The markets for our Holly Graft System may also be limited by the indications for which its use may be reimbursed.

•	We may face product liability claims which could place a substantial burden on us.

•	We depend on a limited number of suppliers and may be unable to manufacture the Holly Graft System if shipments from these suppliers are delayed or interrupted.

•	If we are unable to develop relationships with collaborative partners, we may have difficulty creating a sufficient market for our Holly Graft System.

•	We may not be able to attract or retain employees with the skills needed to support our anticipated growth.

•	Should we lose the services of certain key personnel, we may not be able to successfully commercialize the Holly Graft System.

•	We have limited manufacturing experience and will depend on third parties to manufacture components of our products.

•	New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization.

•	The number of patients undergoing bypass procedures may continue to decline, resulting in a reduction of our market potential.

•	There is a risk that the Holly Graft System may be subject to a market withdrawal or product recall.

•	Our financial results for future periods may be adversely affected by changes required by financial and accounting regulatory agencies.

•	Our financial results for future periods will be affected by the attainment of milestones.

•	If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decrease substantially.

•	We may encounter difficulties in managing our growth and expanding our operations successfully.

•	Because we are subject to intense government regulation, we may not be able to obtain or maintain regulatory approval.

•	We may not be able to protect our intellectual property rights adequately.

•	We could be harmed by litigation involving patents and other intellectual property rights.
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
Changes in Internal Controls
     During the most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
     The following matters were submitted to a vote of the Company’s security holders during the period covered by this Report on Form 10-Q:
(a)	The Company held its Annual Meeting of Shareholders on May 3, 2005.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934. The shareholders voted on three matters: (i) to set the number of directors at nine (9), (ii) to elect directors, and (iii) to ratify the appointment of KPMG LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2005. The shareholders approved all matters by the following votes:

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes
(i) Set the number of directors at five (5)	14,665,357	21,000	14,900	—

		Votes
	Votes For	Withheld
(ii) Elect directors
Manuel A. Villafaña	14,431,957	269,300
John L. Babitt	14,660,357	40,900
A. Jay Graf	14,426,957	274,300
Robert E. Munzenrider	14,426,957	274,300
Arch C. Smith	14,426,957	274,300

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-Votes
(iii) To ratify the appointment of KPMG LLP as Independent Registered Public Accounting Firm for the year ended December 31, 2005	14,370,358	308,999	21,900	—
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.
     See Exhibit Index immediately following the signature page of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABG Medical, Inc.
August 12, 2005	By:	/s/ John L. Babitt
John L. Babitt
President, Chief Operating Officer and Chief Financial Officer (principal financial officer and chief accounting officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended July 2, 2005
CABG Medical, Inc.

Exhibit	Description
10.1	CABG Medical, Inc. 2005 Annual Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002