Form 10-Q
period 2005-10-01
CABG MEDICAL INC
filed 2005-11-15
CIK 1122425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 0-51050
CABG Medical, Inc.
(Exact name of registrant as specified in its Charter)

MINNESOTA	41-1958628
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2005 was 18,361,155.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CABG MEDICAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Period from
	December 3, 1999
	(Date of
	Inception) to
	September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005
	(In thousands, except share and per share data)
Revenue	$55	$—	$34	$—	$34
Expenses:
Research and development (note 2)	12,664	648	1,124	1,640	7,510
Marketing, general and administrative	3,228	195	488	596	1,500

Total	15,837	843	1,578	2,236	8,976
Interest income	970	13	296	25	779

Net loss	$(14,867)	$(830)	$(1,282)	$(2,211)	$(8,197)

Basic and diluted net loss per share		$(0.08)	$(0.07)	$(0.23)	$(0.45)

Weighted average shares outstanding — basic and diluted		10,228,639	19,361,242	9,810,264	18,413,596
The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(unaudited)

	December 31,	September 30,
	2004	2005
	(In thousands, except share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$27,746	$13,128
Short-term investments	1,190	17,152
Accounts receivable, net	21	39
Prepaid expenses	253	64
Other current assets	17	28

Total current assets	29,227	30,411
Long-term investments	—	3,965
Property and equipment, net	199	335

	$29,426	$34,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$841	$443
Accrued liabilities	19	102

Total current liabilities	860	545

Commitments and Contingencies (note 2)

Stockholders’ Equity
Undesignated stock (no par value) 6,000,000 shares authorized, none issued and outstanding	—	—
Common stock (no par value) 54,000,000 shares authorized, 15,822,975 and 18,361,155 shares issued and outstanding	36,378	49,715
Deferred compensation	(1,142)	(682)
Deficit accumulated during development stage	(6,670)	(14,867)

Total stockholders’ equity	28,566	34,166

Total liabilities and shareholders’ equity	$29,426	$34,711

The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

	Period from
	December 3, 1999
	(date of inception)	Nine months ended September 30,
	to September 30,
	2005	2004	2005
		(In thousands)
Cash flows from operating activities:
Net loss	$(14,867)	$(2,211)	$(8,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	15	54
Stock-based compensation	313	—	155
Non-cash stock-based research and development expense	4,664	195	4,349
Change in operating assets and liabilities:
Accounts receivable	(39)	—	(18)
Prepaid expenses and other current assets	(176)	(7)	106
Accounts payable and accrued liabilities	545	579	(315)

Net cash used in operating activities	(9,443)	(1,429)	(3,866)

Cash flows from investing activities:
Purchases of property and equipment	(452)	(95)	(190)
Purchases of investments	(25,850)	(1,476)	(21,033)
Proceeds from investments	4,817	1,491	1,178

Net cash provided by (used in) investing activities	(21,485)	(80)	(20,045)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	43,926	2,689	9,180
Proceeds from exercise of employee stock options	130	—	113

Net cash provided by financing activities	44,056	2,689	9,293

Net change in cash and cash equivalents	13,128	1,180	(14,618)
Cash and cash equivalents beginning of period	—	246	27,746

Cash and cash equivalents end of period	$13,128	$1,426	$13,128

Supplemental non-cash disclosures:
Deferred compensation	$995	$352	$(305)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CABG Medical, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies
     In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire 2005 fiscal year.
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
     Accounting Periods
     We utilize a 52 week calendar year that ends on December 31. For interim periods, we utilize a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. For simplicity purposes we refer to interim periods as ended on the last day of the calendar quarter. The three and nine month periods of 2004 consisted of 91 and 276 days, respectively and the three and nine month periods of 2005 consisted of 91 and 274 days, respectively.
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
     We have incurred losses of $14.9 million and negative operating cash flow of $9.4 million from inception through September 30, 2005. Although we have been successful in raising funds in the past there is no assurance that any such financing or borrowings can be obtained in the future on terms acceptable to us. The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts of liabilities and existing commitments that may result from the outcome of this uncertainty. Based on the Company’s, current development activities, management believes the Company has sufficient resources to fund operations through mid 2007.
     Investments
     Investments consist of debt securities classified as either “available for sale” or “held to maturity”. Our investment portfolio consists of certificates of deposits, federal agency notes and municipal securities with a maturity of greater than three months and less than three years. Available for sale investments consist of securities that we do not intend to hold to maturity. Available for sale investments are recorded on the balance sheet at fair value with the unrealized gain or loss being recognized as a component of other comprehensive income. For the three and nine month periods ended September 30, 2004 and 2005, the carrying amount of these available for sale investments approximated market value. Held to maturity investments consist of securities that we have the ability and intent to hold until their maturity. These investments are recorded on the balance sheet at amortized cost.

Stock-Based compensation
     We apply the intrinsic-value method of accounting prescribed in Accounting Principal Board No. 25 for employee stock and option grants. Generally, our employee stock option grants qualify for fixed plan accounting. Accordingly, we do not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Stock grants are recorded at fair value upon grant and charged to expense over the vesting period using the straight-line method. We have issued certain stock options that require variable accounting resulting in a final determination of non-cash compensation expense upon vesting of the option based on the then current intrinsic value. Had compensation expense for the options been determined using the fair value method described in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, our net loss and loss per share would have changed to the following pro forma amounts for the three and nine month periods ended September 30, 2004 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(In thousands, except per share amounts)
Net loss, as reported	$(830)	$(1,282)	$(2,211)	$(8,197)
Add: Stock-based employee compensation expense included in net loss	—	52	—	155
Less: Employee stock compensation expense determined under the fair value method for all awards	(17)	(81)	(67)	(272)

Pro forma net loss	$(847)	$(1,311)	$(2,278)	$(8,314)
Pro forma net loss per share — basic and diluted	$(0.08)	$(0.07)	$(0.23)	$(0.45)

     Net Loss Per Share
     Weighted average basic and diluted net loss per share amounts were calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(In thousands, except per share amounts)
Net loss, as reported	$(830)	$(1,282)	$(2,211)	$(8,197)

Weighted average common shares and equivalents outstanding
Common shares outstanding	10,228,639	18,095,419	9,810,264	17,521,976
Warrants issued at a nominal exercise price (note 2)	—	1,265,823	—	891,620

Weighted average shares outstanding — basic and diluted	10,228,639	19,361,242	9,810,264	18,413,596

Pro forma net loss per share — basic and diluted	$(0.08)	$(0.07)	$(0.23)	$(0.45)

     Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares and equivalents outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options, warrants and the vesting of restricted stock grants. The warrant issued to Angiotech (note 2) for 1,265,823 shares of common stock is included in the calculation of basic and diluted earnings per share due to the nominal exercise price of $0.01 per share. Diluted EPS is identical to Basic EPS since potential common shares, consisting of unvested restricted stock grants and unexercised stock options and certain warrants, are excluded from the calculation, as their effect is anti-dilutive. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders calculations were 1,297,500 and 1,649,250 as of September 30, 2004 and 2005, respectively.

     New Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Statement is effective for us beginning in fiscal 2006. We expect the impact of SFAS 123R will be material, however we cannot precisely determine the impact on net loss, because the ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. Estimated compensation expense related to prior periods can be found within Note 1 to these financial statements.
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
     Through May 2005, we had treated two patients with the Holly Graft System. During diagnostic follow up of these first two patients, one of whom was included in our clinical trial, it was determined that the Holly Graft System was occluded and nonfunctional. However, the patients are well, asymptomatic (no pain) and have suffered no adverse effects. We analyzed the clinical results from these patients with our industry and surgeon collaborators and identified modifications that were implemented in our ongoing clinical trials.
     We have completed enrollment in the first arm of our international clinical trial of the Holly GraftTM System (HGS), a drug eluting graft (DEG) for facilitating a coronary artery bypass procedure. This first enrollment arm consisted of 35 patients implanted with the HGS and treated with an anti-platelet regimen of aspirin and clopidogrel (Plavix). Twelve grafts have been determined to be occluded and nonfunctional. Additionally, two patients have experienced adverse events, including one death that was determined not to be related to device performance and one adverse event in which the Holly Graft System was removed from the patient prior to the completion of the surgery. The majority of the remaining 21 patients have been examined prior to discharge and, to our knowledge, are in good health. We do not know whether these grafts continue to be functional. None of these patients have undergone a long-term follow-up examination and the ultimate efficacy of the device cannot be assessed until such data is collected. We do not believe these initial results meet the standards necessary to obtain regulatory product approvals allowing distribution of the Holly Graft System to the general population of bypass patients.
     The next enrollment arm, which has already been initiated, will consist of five patients. The clinicians will treat these patients with an anti-coagulant regimen of aspirin and warfarin rather than aspirin and clopidogrel. We will follow these patients for 60 days to evaluate the efficacy of the aspirin and warfarin regimen. If the initial results from these patients are positive, this arm of the study will be expanded to include a total of approximately 30 patients. We expect the clinical endpoint of the study to be six-month follow-up, with graft patency to be determined by angiography.
     The most recent results from our human clinical trial have been accepted for presentation by Dr. Trevor Fayers, The Prince Charles Hospital, Brisbane, Australia, during the fourth annual Pioneering Techniques in Cardiac Surgery Congress, in Leipzig, Germany on December 2, 2005. Additionally, on December 2, 2005, Prof. Dr. Uwe Klima, Medizinische Hochschule Hannover, Hannover, Germany, will present on the Holly Graft System at the Winter Workshop of the International Society for Minimally Invasive Cardiothoracic Surgery in Shangai, China. In connection with these presentations the Company will make a formal announcement summarizing the results to be presented at the congress.
     Since our inception, we have generated significant losses. As of September 30, 2005, we had an accumulated deficit of $14.9 million and negative cash flow from operating activities of $9.4 million. We expect to continue to spend significant amounts on the development of the Holly Graft System. Assuming we resolve the occlusion issues in our implants, we expect to incur significant commercialization costs when we begin to introduce the Holly Graft System on a worldwide basis. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

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
Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2004	2005	Increase	2004	2005	Increase
			(In thousands)
Statements of Operations Data:
Revenue	$—	$34	$34	$—	$34	$34
Expenses:
Research and development	648	1,124	476	1,640	7,510	5,870

Marketing, general and administrative	195	488	293	596	1,500	904

Total costs and expenses	843	1,578	735	2,236	8,976	6,740
Interest income	13	296	283	25	779	754

Net loss	$(830)	$(1,282)	$(452)	$(2,211)	$(8,197)	$(5,986)

     Revenue
     Revenue recognized during the three and nine month periods ended September 30, 2005 were the result of sales of the Holly Graft System for use in our clinical trials. We recognized no revenue during the three or nine month periods ended September 30, 2004.
     Research and development expenses
     During the third quarter of 2005 research and development expense was $1.1 million, an increase of $476,000 compared to the same period of 2004. During the third quarter of 2005, product development and preclinical testing of the Holly Graft System increased approximately $248,000 compared to the third quarter of 2004. Salaries and benefits increased $85,000 during the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of the addition of three employees. Costs related to our human clinical trials were $116,000 during the third quarter of 2005.
     For the nine-month period ended September 2005, research and development expense was $7.5 million, an increase of $5.9 million compared to the same period of 2004. During 2005, we recognized $4.3 million of non-cash expense related to the execution of license and investment agreements with Angiotech Pharmaceuticals, Inc., or Angiotech. During 2005, we increased our product development and preclinical testing of the Holly Graft System, which resulted in an increase of $1.2 million compared to the same period of 2004. During 2005, we commenced human clinical trials of the Holly Graft System outside the United States and have incurred costs of $160,000 through September 30, 2005. During the first nine months of 2005, we employed an average of four additional employees in research and development compared to the same period of 2004, which resulted in incremental salary expense of $342,000. These increases were offset by a $195,000 decrease in stock compensation expense in 2005 compared to the same period of 2004 related to stock option grants to our Scientific Advisory Board.
     Marketing, general and administrative expenses
     Marketing, general and administrative expenses were $488,000 for the third quarter of fiscal 2005, a $293,000 increase from the same period of 2004. Higher payroll costs related to the addition of two employees and salary increases to existing employees accounted for approximately $80,000 of the increase. Additionally, during the third quarter of 2005, we have incurred approximately $94,000 in expenses directly related to being a public company. These public company costs include higher legal and audit fees, directors’ and officers’ insurance premiums and associated regulatory fees. Stock-based compensation for the third quarter of 2005 increased $52,000 related to the recognition of expense over the vesting period of the restricted stock that was issued to non-employee members of our Board of Directors in December 2004. Costs associated with recruiting and initiating clinical sites increased $59,000 in 2005 compared to the same period of 2004.
     For the nine-month period ended September 2005, marketing, general, and administrative expenses were $1.5 million, an increase of $904,000 compared to the first nine months of 2004. Higher employee compensation costs resulted in approximately $217,000 of the increase. During 2005, we incurred approximately $390,000 related to being a public company including higher legal and audit fees, directors’ and officers’ insurance premiums and associated regulatory fees. Stock compensation expense related to vesting of restricted stock was $155,000 in 2005 compared to no expense in same period of 2004. Costs associated with recruiting and initiating clinical sites and attendance at investor and industry conferences increased $114,000 in 2005 compared to the same period of 2004.
     Interest income
     Interest income increased $283,000 and $754,000 in the three and nine month periods ended September 30, 2005 compared to the same periods of 2004 as a result of the investment of cash received in our initial public offering and Angiotech’s investment.
Liquidity and Capital Resources
     We have financed all of our operations since inception through the issuance of equity securities. Through September 30, 2005, we have sold common stock generating aggregate net proceeds of approximately $44.1 million. As of September 30, 2005, we had cash, cash equivalents and investments totaling $34.2 million. Investments principally consist of certificates of deposit, federal agency notes and mortgage-backed securities with a maturity of greater than three months but less than three years.
     Cash Flows from Operating Activities. Net cash used in operations was $1.4 million in the nine-month period ending September 2004 and $3.9 million in same period of 2005. For each period, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to depreciation and share-based payments and other changes in operating assets and liabilities.
     Cash Flows from Investing Activities. Net cash used in investing activities was $80,000 in the nine-month period ended September 2004 and $20.0 million in the same period of 2005. During both periods, cash usage was attributable to purchases of property and equipment and financial investments.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $2.7 million in the first nine months of 2004 and $9.3 million in the same period of 2005. For these periods, financing cash flows reflected the proceeds from the issuance of common stock.
     We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least mid 2007.

New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for us beginning in fiscal 2006. We expect the impact of SFAS 123(R) will be material, however we cannot precisely determine the impact on net loss, because the ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.
Forward-Looking Statements
     Certain statements contained in this report and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Such-forward looking statements include statements regarding the possibility of improving our clinical results in the second phase of our clinical evaluation and our ability to make product improvements to arrive at an optimal graft design for all bypasses. Other forward-looking statements relate to our financial results and product development programs. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We undertake no obligation to update any forward-looking statement.
     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:
•	We are a development stage company with a limited operating history and have incurred losses since inception. If we do not generate significant revenues, we will not be able to achieve profitability.

•	Our future is entirely dependent upon the success of our Holly Graft System which is still under development. If we are unable to commercialize the Holly Graft System, or we experience significant delays in doing so, we may be forced to discontinue operations.

•	We have had adverse results in our first two human implants. In response to these results, we have made modifications to the Holly Graft System and implant procedure. If for any reason, these modifications do not prevent occlusion in future implants, the Company’s business would be materially and adversely impaired.

•	If the incorporation of an anti-platelet regimen of warfarin in the second phase of our clinical trial does not prevent occlusion in future implants, we may be forced to discontinue operations.

•	If we fail to improve clinical results in the second phase of our clinical trial it may be significantly more difficult to get approval for additional clinical trials. Even if additional trials are approved, there is no assurance that future improvements made in the Holly Graft System will be successful.

•	Without significantly improved clinical results, it is unlikely that we will have the ability to get approval from the FDA to begin clinical trials in the United States which could result in causing us to discontinue operations.

•	Failure to obtain market acceptance of the Holly Graft System could cause us to discontinue operations.

•	If we are unable to solve the occlusion problem in our graft implants, it will be very difficult, if not impossible, to raise the funds which will be ultimately required to fund the Company’s operations.

•	The incorporation of warfarin into our clinical trial may make it significantly more difficult to recruit patients into our trial causing delays in regulatory approval of our device.

•	Any requirement for an anti-platelet regimen of chronic warfarin could have a significant impact on our ability to gain physician adoption, generate significant revenue and achieve profitability.

•	If we fail to develop an effective direct sales force and network of cardiovascular surgery representatives to introduce and sell the Holly Graft System to surgeons, our financial results may suffer and the price of our shares may decline.

•	We will be subject to intense competition and risk of obsolescence.

•	Our Holly Graft System may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payors. The markets for our Holly Graft System may also be limited by the indications for which its use may be reimbursed.

•	We may face product liability claims which could place a substantial burden on us.

•	We depend on a limited number of suppliers and may be unable to manufacture the Holly Graft System if shipments from these suppliers are delayed or interrupted.

•	If we are unable to develop relationships with collaborative partners, we may have difficulty creating a sufficient market for our Holly Graft System.

•	We may not be able to attract or retain employees with the skills needed to support our anticipated growth.

•	Should we lose the services of certain key personnel, we may not be able to successfully commercialize the Holly Graft System.

•	We have limited manufacturing experience and will depend on third parties to manufacture components of our products.

•	New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization.

•	The number of patients undergoing bypass procedures may continue to decline, resulting in a reduction of our market potential.

•	There is a risk that the Holly Graft System may be subject to a market withdrawal or product recall.

•	Our financial results for future periods may be adversely affected by changes required by financial and accounting regulatory agencies.

•	Our financial results for future periods will be affected by the attainment of milestones.

•	Because we are subject to intense government regulation, we may not be able to obtain or maintain regulatory approval.

•	We could be harmed by litigation involving patents and other intellectual property rights.
Many of these factors are outside of our control and knowledge and could result in increased volatility in period-to-period results. Investors are advised not to place undue reliance upon our forward-looking information and to consult any further disclosures by us on this subject in other filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our investment policy requires investments with investment grade issuers. Our investments principally consist of certificates of deposit, federal agency obligations and mortgage-backed securities with a maturity of greater than 90 days but less than three years. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. Our investment portfolio consists of a combination of fixed and variable rate investments. A one percent decrease in interest rates would reduce our annual interest income by approximately $200,000. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.
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
     None
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.
          See Exhibit Index immediately following the signature page of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABG Medical, Inc.

November 15, 2005

	By:	/s/ John L. Babitt
John L. Babitt
President, Chief Operating Officer and Chief Financial Officer
(principal financial officer and chief accounting officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended October 1, 2005
CABG Medical, Inc.

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002