Form 10-K
period 2005-12-31
CABG MEDICAL INC
filed 2006-02-27
CIK 1122425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from            to                     .
Commission File Number: 000-51050
CABG MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	No. 41-1958628 (IRS Employer Identification No.)
14505 — 21st Avenue North, Suite 212, Minneapolis, MN 55447
(Address of Principal Executive Offices)
Registrant’s telephone number (763) 258-8005
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES☐  NO☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES☐  NO☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☑  NO☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 13b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐  NO☑
     The aggregate market value of the voting stock held by non-affiliates was $54,640,405 million based on the closing sale price of the Company’s Common Stock as reported on the Nasdaq Stock Market on July 1, 2005.
     There were 18,612,278 shares of common stock outstanding as of February 14, 2006.
DOCUMENTS INCORPORATED BY REFERENCE

PART I
ITEM 1. BUSINESS
Overview
     We were formed as a medical technology company seeking to improve the treatment of coronary heart disease by advancing conventional bypass surgery. From November 2004 through November 2005 we conducted clinical trials for our first product, the Holly Graft System. In December 2004 and January 2005, we completed an initial public offering of our common stock with net proceeds of approximately $31.2 million, the majority of such proceeds were to be utilized to fund human clinical trials and develop a sales and marketing team for the Holly Graft System.
Recent Developments
     On November 28, 2005, we announced the suspension of enrollment in our human clinical trials of the Holly Graft System due to safety and efficacy issues relating to our clinical results. After the announcement, the Board of Directors asked management to initiate a comprehensive investigation into the cause or causes of the Holly Graft System failures and possible remedies. At a Board of Directors meeting on February 7, 2006, management reviewed with the Board of Directors their views that the Holly Graft System would have to be substantially redesigned, that such a redesign would likely be extremely costly and that it would likely be at least two years before new clinical trials could begin. More importantly, there was no assurance that the redesign would be successful. Based on this report and the information it has received in various meetings and individual conferences with management since early December 2005, the Board of Directors concluded that beginning a redesign of the Holly Graft System and continuing to operate in a research mode which, at a minimum, would last for two years, was not in the best interests of shareholders.
     The Board of Directors unanimously agreed that the focus of our efforts should be on winding down our operations and obtaining shareholder approval of a Plan of Liquidation and Dissolution (“the Plan”), while at the same time continuing to review certain limited strategic alternatives. Accordingly, management was authorized to reduce our staff by seven employees, investigate opportunities for sale of assets, resolve creditor matters and begin preparations for and the filing of a proxy statement seeking shareholder approval of the Plan. The Board of Directors also discussed with management the timing of and process for making distributions to shareholders.
     Review of Alternatives
     During December 2005, we began contacting numerous potential business collaborators and strategic acquirers to explore various business combinations. There have been no serious discussions to date with any of these parties. On February 7, 2006, the Board of Directors concluded that management should begin preparing for our formal dissolution as this course of action would most likely offer the best return to stockholders and be the least subject to risk.
     However, the Board of Directors also agreed that the Company should continue to identify and evaluate strategic alternatives until approval by the shareholders of the Plan, and authorized management to engage Goldsmith Agio Helms, a Minneapolis investment bank, to assist us in identifying and evaluating strategic alternatives.
     We intend to move as quickly as possible to have the shareholders approve the Plan and begin our liquidation and dissolution, unless the Board of Directors determines that a strategic alternative is clearly superior to the our liquidation and dissolution. In connection with any such strategic alternative, the Board of Directors will obtain the opinion of a qualified investment banker that the transaction is fair and in the best interests of the shareholders from a financial perspective and obtain assurances that the risk that such an alternative will not get consummated is insignificant. If any strategic alternative is identified and determined by the Board of Directors to be in the best interests of our shareholders, we will amend the attached proxy statement, or take such other action as may be required by law, to set forth the material provisions of any such alternative transaction and to otherwise comply with applicable law in connection with consummating any such alternative transaction.
     Estimated Aggregate Distribution Amount and Timing
     If we proceed with a dissolution, we will ultimately liquidate all of our non-cash assets, satisfy all of our debts, and distribute all remaining cash to our shareholders. We plan to make an initial distribution to shareholders of a portion of our net assets within 30 days following approval of the plan by shareholders. After we liquidate our remaining non-cash assets and settle outstanding obligations to our creditors, we will distribute the remaining available liquidation proceeds, if any, to shareholders as our Board of Directors deems appropriate.
     As of December 31, 2005, our total assets were approximately $33.3 million, including $0.07 million of non-current assets, and our outstanding liabilities were approximately $0.7 million, all of which were current liabilities. Subsequent to December 31, 2005, and in connection with the planned dissolution, we paid $985,000 in severance payments. In addition, we anticipate that we will incur additional expenses and charges (both cash and non-cash) of $1,200,000 to $1,600,000 in connection with formulating and receiving shareholder approval of the Plan, selling our non-cash assets and in connection with making distributions to shareholders and dissolving our business. After giving effect to these items, and based upon our current projections for the outcome of other anticipated events, we anticipate we will be able to distribute a total of approximately $1.20 per share to $1.47 per share in cash to our shareholders in a dissolution.
     The $1.47 per share amount represents the Board of Directors’ estimate of the amount that could be distributed to the shareholders if: (i) the dissolution is approved by shareholders on or about April 27, 2006, (ii) there are no significant legal actions brought against us prior to effecting the dissolution and (iii) there are no other significant contingent obligations arising prior to the effective date of the dissolution. The $1.20 per share amount represents the Board of Directors’ best estimate of the distributions the shareholders could reasonably expect to receive in the event the dissolution process does not proceed as currently anticipated. The $1.20 per share amount is a general estimate, and is not based upon specific scenarios or projections. Unforeseen patient or legal actions, contingent obligations, larger than anticipated impairments and discounts on the sale of illiquid assets and larger than expected operational expenses may reduce the amount of cash available for distribution to a greater extent than we anticipate, and depending on their magnitude, could reduce the actual cash distribution to significantly lower than $1.20 per share.
     While we believe the range of $1.20 to $1.47 per share is reasonable, the actual aggregate per share distribution amount and the timing of distributions in connection with the Plan is impossible to predict with certainty. Our initial determination is subject to many uncertainties, primarily arising from determining the realizable value of our illiquid assets, the settlement amount of any contingent and unforeseen obligations and the amount of assets that will be consumed during the liquidation and dissolution of our business.

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
     We have procured a product liability insurance policy with an annual coverage limit of  €5 million in the aggregate. We are responsible for any uninsured claims or claims which exceed the insurance policy limits. Product liability insurance is expensive for mechanical medical devices. If insurance becomes completely unavailable, we must either develop a self-insurance program or sell without insurance. The development of a self-insurance program would require significant capital.
Employees
     At December 31, 2005 we had twelve full-time and one part-time employee. However, in February 2006 we terminated seven employees which were not essential to the ongoing operations of the Company. As of February 13, 2006, we had four full-time employees and one part-time employee. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.
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
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
     The foregoing discussion and the discussion, including in particular the discussion under “Recent Developments” and the related discussion of our planned dissolution, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There are risks associated with forward looking statements. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our most significant forward-looking statements in this Form 10-K include the amount of the per share distribution we may make to our shareholders and timing of payment of per share distribution. You should not place undue reliance on forward-looking statements since actual results may vary significantly from forward looking statements.
     Some of the factors that may cause the actual amount distributed to shareholders in a dissolution to be less than the distribution projected in our forward looking statements include: (i) unforeseen litigation in connection with the dissolution or other matters, (ii) costly settlements of contingent obligations, (iii) impairments and discounts incurred on the sale of illiquid assets, (iv) higher than expected professional fees and costs (including legal, accounting, consulting and distribution fees) incurred in connection with the liquidation and dissolution, and (v) the failure to complete the dissolution on the anticipated date, requiring us to continue paying operating costs. The foregoing list may not include all events that could cause the actual cash distribution to shareholders in a dissolution to be significantly less than projected.

We are not making any representation or warranty of any kind with respect to the accuracy of the projected range. Some assumptions on which the projected range is based inevitably will not materialize, and unanticipated events and circumstances will occur. There could be errors of omission or of estimation, and new events or circumstances could arise that require additional time or capital. As such, the actual cash distribution may be significantly lower than projected.
     In particular, you should consider the following specific risk factors carefully:
After selling our assets and settling our obligations, there may significantly less cash available for distribution to shareholders than we currently anticipate.
     In connection with the planned dissolution, we have paid $985,000 in severance payments to our employees (excluding up to an additional $165,000 in retention payments that may be made to officers and essential employees who remain employed through our final dissolution). In addition, we anticipate we will incur additional expenses and charges (both cash and non-cash) of $1,200,000 to $1,600,000 in connection with receiving shareholder approval for the Plan, selling our non-cash assets and in connection with making distributions to shareholders and effecting the legal dissolution of our business. Based upon our current projections, we anticipate that we will distribute a total of approximately $1.20 per share to $1.47 per share in cash to shareholders in a dissolution.
     While we believe the range of $1.20 to $1.47 per share in cash distributions to shareholders is a reasonable range, there is no way to predict with any certainty the aggregate cash which will ultimately be distributed to shareholders. The $1.47 per share amount represents the Board of Directors’ estimate of the amount that could be distributed to the shareholders if: (i) the dissolution is approved by shareholders on or about April 27, 2006, (ii) there are no significant legal actions brought against us prior to effecting the dissolution and (iii) there are no other significant contingent obligations arising prior to the effective date of the dissolution. The $1.20 per share amount represents the Board of Directors’ best estimate of the distributions the shareholders could reasonably expect to receive in the event the dissolution process does not proceed as currently anticipated. The $1.20 per share amount is a general estimate, and is not based upon specific scenarios or projections. Unforeseen patient or shareholder claims, legal actions, contingent obligations, larger than anticipated impairments and discounts on the sale of illiquid assets and larger than expected operational expenses may reduce the amount of cash available for distribution to a greater extent than we anticipate, and depending on their magnitude, could reduce the actual cash distribution to significantly lower than $1.20 per share.
     Securities claims have been brought against companies in the past where the market price of the company’s securities has fallen due to adverse clinical results of early stage medical technologies. Any such litigation could be very costly and divert our remaining resources from being available for distribution to our shareholders. Any adverse determination in this kind of litigation could also substantially reduce our cash position, and reduce proceeds that would otherwise be distributed to our shareholders.
The timing of any distributions to our shareholders is difficult to predict.
     We intend to make an initial cash distribution to shareholders within 30 days following approval of the Plan by shareholders. After we sell all of our illiquid assets (such as equipment and other tangible and intangible assets used in the conduct of our business) and settle any remaining contingent and unforeseen obligations, we intend to make a second distribution to shareholders with respect to all of our remaining cash. We anticipate that all distributions will be made no later than December 2006. However, we cannot assure you that distributions will be made according to the foregoing time estimates because of uncertainties inherent in liquidating our business. These difficulties may include unanticipated delays selling our non-liquid assets, in determining the nature and scope of settlement amounts for our known and contingent obligations and from being unable to control unforeseen claims that must be settled before we can make distributions to shareholders.
The proceeds from any sale of our assets may be less than anticipated.
     Sales of our remaining assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets public market perceptions and limitations on transferability of certain assets. Because some of our remaining assets, particularly intellectual property assets, may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, we likely will not obtain as high a price for our illiquid assets as we might obtain if we were not liquidating and dissolving our business.
If we fail to retain the services of current personnel, the Plan of Liquidation and Dissolution may not succeed.
     The success of the Plan depends in large part upon our ability to retain the services of our remaining personnel. The retention of qualified personnel is particularly difficult under our current circumstances and we have only four remaining full-time employees. All of these employees, including Messrs. Villafaña and Babitt, have indicated that they will continue to provide their services to the Company until the shareholders approve the Plan, although there is no legal obligation for them to do so. For as long as they maintain their employment they will continue to receive their current salaries and benenfits. Three of these employees, including Mr. Babitt will receive a retention bonus as an incentive to continue their employment with the Company until the Plan or a business combination is approved by shareholders. Mr. Babitt will receive a retention bonus of approximately $71,740 if he continues to be employed by CABG Medical at the time of a shareholder approved business combination or dissolution. The amount of the retention bonus received by Mr. Babitt may increase by up to $93,260 if the two other eligible employees are not employed at the time of a business combination or dissolution.
Our stock transfer books will close promptly after the date shareholders approve the Plan, after which it will not be possible for shareholders to trade our stock.
     We intend to close our stock transfer books and discontinue recording transfers of common stock effective as of the opening of business on the first business day (“Cut-Off Time”) after shareholders approve the Plan. Thereafter, certificates representing our common stock will not be assignable or transferable except by will, intestate succession or operation of law. The proportionate interests of all of our shareholders will be fixed on the basis of their respective stock holdings at the Cut-Off Time, and, after the Cut-Off Time, any distributions we make will be made solely to the shareholders of record at the Cut-Off Time, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.
ITEM 2. PROPERTIES
     We lease approximately 7,400 square feet of space in a suburb of Minneapolis, Minnesota. The lease expires in March 2007.

ITEM 3. LEGAL PROCEEDINGS
     We are currently not a party to any legal proceedings. However, it is possible that we may become party to various legal proceedings arising from the settlement of our outstanding liabilities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on December 8, 2004 on the Nasdaq National Stock Market under the symbol “CABG” in connection with our initial public offering. The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock. These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2005:	High	Low
First Quarter	$6.05	$3.70
Second Quarter	4.94	3.04
Third Quarter	5.00	2.20
Fourth Quarter	3.00	1.03

Fiscal Year Ended December 31, 2004:	High	Low
Fourth Quarter	$6.98	$5.79
Holders
     As of February 14, 2006, there were approximately 93 record holders of our common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 2,900 shareholders of our common stock whose stock is held either in nominee name and/or street name brokerage accounts.
Dividends
     We have never declared or paid cash dividends on our capital stock. We do not anticipate declaring or paying any cash dividends in the foreseeable future, due to the potential liquidation of the Company and other events discussed elsewhere in this Form 10-K.
Sales of Unregistered Securities
     There were no sales of unregistered securities in the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The following summary information should be read in conjunction with the Financial Statements and related Notes thereto set forth in Item 8 of this Form 10-K.

	Period from
	December 3,
	1999 (date of
	inception) to
	December 31,	Year Ended December 31,
	2005	2001	2002	2003	2004	2005
			(In thousands)
Statements of Operations Data:
Revenue	$125	$—	$—	$—	$21	$104
Expenses:
Research and development	13,976	659	559	1,153	2,647	8,822
Marketing, general and administrative	3,833	118	151	405	996	2,105

Loss from operations	17,684	777	710	1,558	3622	10,823
Interest income	1,290	59	22	16	71	1,099

Net loss	$(16,394)	$(718)	$(688)	$(1,542)	$(3,551)	$(9,724)

Loss per common share — basic and diluted		$(0.09)	$(0.08)	$(0.17)	$(0.34)	$(0.52)

Weighted average shares outstanding — basic and diluted		8,152,521	8,490,000	8,967,308	10,298,639	18,624,697

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Cash and short-term investments	$1,614	$940	$1,737	$28,936	$32,648
Total current assets	1,622	950	1,767	29,227	33,263
Total assets	1,692	1,007	1,841	29,426	33,333
Total current liabilities	30	37	158	860	695
Total liabilities	33	37	158	860	695
Deficit accumulated during the development stage	(889)	(1,577)	(3,119)	(6,670)	(16,394)
Total stockholders’ equity	1,658	970	1,683	28,566	32,638

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
OVERVIEW
     We were formed as a medical technology company in 1999. From November 2004 through November 2005 we conducted clinical trials for our first product, the Holly Graft System. In December 2004 and January 2005, we completed an initial public offering of our common stock with net proceeds of approximately $31.2 million, the majority of such proceeds were to be utilized to fund human clinical trials and develop a sales and marketing team for the Holly Graft System.
     On November 28, 2005, we announced the suspension of enrollment in our human clinical trials of the Holly Graft System, due to disappointing clinical results. During December 2005 and January 2006, we initiated a comprehensive investigative process into the causation of the Holly Graft System clinical failures and possible remedies. Our evaluation of the Holly Graft System included engineering reviews, additional product testing and meetings with our scientific and medical collaborators.
     On February 8, 2006, we announced the cessation of research and development activities for the Holly Graft System and a significant reduction in staff. After exhaustive efforts to propose solutions for the Holly Graft System failures, the Company’s Board of Directors determined that the extensive design modifications required to re-engage human clinical trials, coupled with the significant risk associated with such research and development actives did not justify further investment in the project and continuing as a publicly traded company.
     Most of our expenditures to date have been for research and development activities and general and administrative purposes. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
     Our research and development expenses incurred through December 31, 2005, were related primarily to the development of the Holly Graft System. On February 8, 2006, we ceased research and development activities for the Holly Graft System.
     Marketing, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with building a commercial infrastructure to market and sell the Holly Graft System. We anticipate that general and administrative expenses may increase as we incur significant costs related to the wind down of our operations and pursuit of possible business combinations or ultimately a dissolution.
     At December 31, 2005, we had federal and state income tax net operating loss carryforwards of approximately $12.1 million. The operating loss carryforwards will expire beginning in 2019. At December 31, 2005, we had federal and state research credit carryforwards of approximately $309,000. The research credit carryforwards will expire beginning in 2019. Under the Tax Reform Act of 1986, the utilization of these net operating loss and research credit carryforwards may be limited as a result of significant changes in ownership.
     The following comparative analysis of our results of operations does not expressly take into account our planned liquidation in 2006. As a result, the foregoing discussion is not necessarily indicative of the results of operations you should expect for fiscal 2006.
RESULTS OF OPERATIONS
Year ended December 31, 2005 compared to year ended December 31, 2004
     Revenue. Revenue was $104,000 for the year ended December 31, 2005 compared to $21,000 for the year ended December 31, 2004. The increase in revenue during 2005 was related to the sale of products used in our clinical trials, which accelerated in 2005.
     Research & Development. Research and development expenses increased 233% to $8,822,000 for the year ended December 31, 2005 from $2,647,000 for the year ended December 31, 2004. During 2005, we recognized $4.3 million of non-cash expense related to the execution of license and investment agreements with Angiotech Pharmaceuticals, Inc., or Angiotech. We increased our product development and preclinical testing of the Holly Graft System in 2005, which resulted in an increase of $812,000 compared to the same period of 2004. In May 2005, we commenced human clinical trials of the Holly Graft System outside the United States, which has resulted in approximately $510,000 of incremental expense. During 2005, we employed an average of four additional employees in research and development compared to the same period of 2004. The increase in employees coupled with compensation increases to existing employees resulted in incremental salary expense of $528,000. In December 2005, we recognized an impairment charge of $203,000 related to manufacturing equipment and regulatory software assets. These increases were offset by a $181,000 decrease in stock compensation expense in 2005 compared to the same period of 2004 related to stock option grants to our clinical advisors.
     Marketing, General and Administrative. Marketing, general and administrative expenses increased 111% from $996,000 for the year ended December 31, 2004 to $2,105,000 for the year ended December 31, 2005. Salaries and benefits increased $313,000 due to the addition of two employees and salary increases to existing employees. Additionally, during 2005, our costs associated with being a public company were approximately $528,000. These public company costs include higher legal and audit fees, directors’ and officers’ insurance premiums and securities related regulatory fees. Costs associated with recruiting and initiating clinical sites and attendance at investor and industry conferences increased $115,000 in 2005 compared to the same period of 2004. Stock compensation expense related to vesting of restricted stock was $206,000 in 2005 compared to $158,000 in same period of 2004. The Company recognized an impairment charge of $45,000 during 2005, as it determined that certain assets were impaired. Stock based compensation during 2005, was related to the vesting of restricted stock issued to our Board of Directors in December 2004. The majority of stock based compensation in 2004 is related to the vesting of performance based stock options.
     Interest Income. Interest income increased $1,028,000 from $71,000 for the year ended December 31, 2004 to $1,099,000 for the year ended December 31, 2005. The increase is due to higher cash balances in 2005 as a result of timing of common stock offerings and increases in interest rates.

Year ended December 31, 2004 compared to year ended December 31, 2003
     Revenue. Revenue was $21,000 for the year ended December 31, 2004 compared to no revenue for the year ended December 31, 2003. Revenue during 2004 was a result of sales of our Holly Graft System to our international distributor.
     Research and Development. Research and development expenses increased 130% to $2,647,000 for the year ended December 31, 2004 from $1,153,000 for the year ended December 31, 2003. The $1,494,000 increase was principally related to an increase in preclinical animal testing and the purchasing of related components/parts to conduct such testing. During 2004, we changed the platform of the Holly Graft System to incorporate drug eluting technology to prevent graft failure. We increased our level of activity for evaluation of the drug eluting Holly Graft System in preclinical animal models, which resulted in an increase of approximately $650,000 for the year ended December 31, 2004 compared to the same period in 2003. The analytical, chemistry and characterization testing for the drug eluting component resulted in an increase of approximately $243,000 for the year ended December 31, 2004 compared to the same period in 2003. Additionally, we incurred higher compensation expense due to salary increases to existing employees and the addition of one employee in the area of product research. During 2004, we recognized $195,000 as research and development expense related to stock options issued to members of our Scientific Advisory Board compared to $3,000 recorded in 2003.
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
LIQUIDITY AND CAPITAL RESOURCES
     We have financed all of our operations since inception through the issuance of equity securities. Through December 31, 2005, we have sold common stock generating aggregate net proceeds of approximately $43.9 million. At December 31, 2005, we had $32,648,000 in cash, cash equivalents and short-term investments on-hand compared to $28,936,000 at December 31, 2004.
     Cash Flows from Operating Activities. Net cash used in operations was $1,420,000 in 2003, $2,747,000 in 2004 and $5,413,000 in 2005. For all periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to asset impairment charges in 2005, depreciation and other changes in operating assets and liabilities.

     Cash Flows from Investing Activities. Net cash used in investing activities was $1,363,000 in 2003 and $20,016,000 in 2005. The increase in cash used in investing activities in 2003 and 2005 was the net purchase of investments from the proceeds of our stock offerings. Net cash provided by investing activities was $166,000 in 2004 as a result of net sales of investments in 2004.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $2,250,000 in 2003, $30,081,000 in 2004 and $9,292,000 in 2005. For these periods, financing cash flows reflected the proceeds from the issuance of common stock and employee exercises of stock options.
     The following table of contractual obligations does not expressly take into account our potential settlement of such obligations as a result of planned liquidation in 2006.
     Contractual Obligations and Commitments. The following table sets forth certain information concerning our obligations and commitments to make future payments as of December 31, 2005.

	Payments Due by Period
	(In thousands)
	Less Than	1-3	4-5	After 5
	One Year	Years	Years	Years	Total
Operating leases	$83	$21	$—	$—	$104
Purchase obligations (1)	76	—	—	—	76
Employment agreements (2)	248	310	—	—	558

Total	$407	$331	$—	$—	$738

     Notes to Table:
(1)	In January 2004, we entered into a supply agreement that requires us to purchase a minimum of approximately $191,000 of materials from 2004 to 2006. At December 31, 2005, our future contractual obligations under this agreement were $76,000. In February 2006, we notified our supplier that we were terminating the purchase agreement in accordance with the terms of the supply agreement.

(2)	The above table includes obligations of the Company to Manny Villafaña, our Chairman and Chief Executive Officer under his contract that was in place at December 31, 2005. In the event of a business combination, Mr. Villafaña would be entitled to the payments as detailed in the table above or if he was terminated he would receive a severance payment of up to three times his annual salary. In the event of a dissolution of the Company, Mr. Villafaña would receive no severance benefits.
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
     While our significant accounting policies are more fully described in Note 1 to our financial statements appearing at the end of this Form 10-K, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.
Stock-Based Compensation
     We account for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed the effect of the differences which would result had we applied the fair-value-based method of accounting, on a pro forma basis, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In future accounting periods, the determination of valuation variables such as expected term, volatility and interest rates could effect our expense computation.
     We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.”
     Prior to the IPO, the determination of the fair value of our common stock involved considerable judgment. In making this determination, we evaluated, among other things, our common stock transactions, current market conditions, and operational milestones.

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following information is provided with respect to each director nominee:

Name	Age	Position with Company
Manny Villafaña	65	Chairman and Chief Executive Officer
John L. Babitt	36	Director, President, Chief Operating Officer and Chief Financial Officer
A. Jay Graf (1) (2) (4)	58	Director
Robert E. Munzenrider (1) (2) (3) (4)	61	Director
Arch C. Smith (1) (2) (4)	51	Director

(1)	Member of the Audit Committee, for which Mr. Munzenrider is the Chairman.

(2)	Member of the Compensation Committee, for which Mr. Graf is the Chairman.

(3)	The Board of Directors has determined that Mr. Munzenrider qualifies as an “audit committee financial expert” under federal securities laws.

(4)	Member of the Governance/Nominating Committee, for which Mr. Smith is the Chairman.
     Manny Villafaña is the founder, CEO and Chairman of the Board of CABG Medical. Mr. Villafaña has more than 37 years experience in the medical industry. He founded ATS Medical, Inc. to develop, manufacture and market a next-generation pyrolytic carbon bileaflet mechanical heart valve and served as Chief Executive Officer, Chairman of the Board and a director from ATS Medical’s inception in 1987 through May 2004. From 1983 to 1987, Mr. Villafaña served as Chairman of GV Medical, Inc., a company co-founded by Mr. Villafaña to develop, manufacture and market the LASTAC System, a laser transluminal angioplasty catheter system. From 1976 to 1982, Mr. Villafaña served as President and Chairman of St. Jude Medical, Inc., a company founded by Mr. Villafaña to develop, manufacture and market a pyrolytic carbon bileaflet mechanical heart valve. From 1972 to 1976, he served as President and Chairman of Cardiac Pacemakers, Inc. (now a division of Guidant Corporation), a company founded by Mr. Villafaña to develop, manufacture and market a new generation of lithium powered pacemakers.
     John L. Babitt, CPA, joined CABG Medical in August 2003 as President, Chief Operating Officer and Chief Financial Officer and became a director in December 2004. Mr. Babitt joined our company from Bioheart, Inc., where he served as Chief Financial Officer and Vice President of Finance from 2000 to August 2003. Mr. Babitt was responsible for structuring strategic investor transactions and procuring contract manufacturing operations for Bioheart’s biologic and medical device activities. Prior to Bioheart, Mr. Babitt was with Ernst & Young LLP, where his most recent position was Senior Manager in the Mergers & Acquisitions Group. His primary responsibility in such capacity involved the supervision of the acquisition/financing of businesses by financial and strategic buyers in the technology and healthcare industries. Mr. Babitt holds a Bachelor of Arts degree specializing in accounting and a Masters of Business Administration with a concentration in finance from the University of Miami. Mr. Babitt is a Certified Public Accountant.
     A. Jay Graf has been a director of CABG Medical since December 2004. Mr. Graf is currently a Venture Partner focusing on early stage medical technology investments for New Enterprise Associates, a venture capital firm. From April 2000 until June 2004, Mr. Graf served as a Group Chairman, Office of the President, for Guidant Corporation. Prior to this assignment, Mr. Graf served as President of Guidant’s Cardiac

Rhythm Management Division, a position he held since Guidant was formed in 1994. Prior to the formation of Guidant Corporation, Mr. Graf was President of Cardiac Pacemakers, Inc., the business of which is now part of Guidant Corporation’s Cardiac Rhythm Management Group. Mr. Graf graduated from Boston University with a Bachelor of Science degree in economics and earned a Master of Business Administration degree in finance from Indiana University. Mr. Graf serves on the Board of Directors for American Medical Systems, Inc., Intermagnetics General Corporation, ANP and CVRX, Inc.. He also is a member of the Dean’s Advisory Counsel of the Kelly School of Management at Indiana University.
     Robert E. Munzenrider has been a director of CABG Medical since December 2004. Mr. Munzenrider is a retired financial and operating executive. From 2000 to 2002, Mr. Munzenrider was President of Harmon AutoGlass, a subsidiary of Apogee Enterprises, Inc. In 1999, he served as Vice President and Chief Financial Officer of the Glass Services Segment of Apogee Enterprises. He also served as Executive Vice President and Chief Financial Officer of Eliance Corp., an e-commerce service provider, during part of 1999. From 1998 to 1999, Mr. Munzenrider served as Vice President and Chief Financial Officer of St. Jude Medical, Inc. Mr. Munzenrider graduated from the University of Montana with a Bachelor of Science degree in business with an emphasis in accounting. Mr. Munzenrider serves on the Board of Directors for ATS Medical, Inc. and Viad Corp. He is also a Trustee on the University of Montana Foundation. Mr. Munzenrider is a Certified Public Accountant.
     Arch C. Smith has been a director of CABG Medical since December 2004. Mr. Smith is currently a Managing Director focusing on early stage medical technology investments for Sightline Partners, a venture capital firm. From 1984 to 2003, Mr. Smith worked for Piper Jaffray, a Minneapolis-based investment banking firm. Mr. Smith contributed in roles of increasing responsibility and most recently as a senior healthcare analyst and Managing Director for equity research, specializing in medical technology companies. Mr. Smith initially covered large capitalization stocks in the cardiovascular device arena, but later shifted the focus of his practice to small capitalization medical technology companies where he was responsible for identifying many of the new and emerging technologies that have changed the way healthcare is delivered today. Mr. Smith serves on the Board of the Minneapolis Heart Institute Foundation and is a graduate of Bowdoin College and the Tuck School of Business at Dartmouth.
Code of Ethics and Business Conduct
     We have adopted the CABG Medical Code of Ethics and Business Conduct (the “Code of Conduct”), a code of conduct that applies to our directors, officers and employees. The Code of Conduct is publicly available on our website at www.cabgmedical.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver from a provision of the Code of Conduct to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a report to the SEC on Form 8-K.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10 percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders (“Insiders”) are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to Insiders were complied with, except that John Babitt reported an option grant on a Form 4 that was not timely filed.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report on Executive Compensation
     On December 13, 2004, the date that the initial public offering of CABG Medical was closed and outside directors were initially elected, the Compensation Committee (the “Committee”) was formed. The Committee determines the compensation of the executive officers, including the Chief Executive Officer, using the policies set forth in this report.
     Compensation Committee Interlocks and Insider Participation
     The Committee is currently composed of our three outside directors. None of the members of the Committee is an employee or executive officer of the Company.
     Compensation Philosophy
     The Committee’s executive compensation policies are designed to enhance our financial and operational performance, and thus our shareholder value, by aligning the financial and operational interests of executive officers and employees with those of shareholders. The executive compensation program is viewed in total considering all of the component parts: base salary, annual performance incentives, benefits and long-term incentive opportunities in the form of stock options, restricted stock grants and stock ownership. The Committee’s position is that stock ownership by executive officers and employees is beneficial in aligning management’s and shareholders’ interests in the enhancement of shareholder value.
     Base Salary
     Base salaries for our executive officers have been set by the Committee. The Committee assesses the executive officer’s level of responsibility, experience, individual performance, and accountabilities relative to our other executive officers and external market practices. Annual base salaries and incentive plans for our executive officers are considered to be competitive to base salaries offered by comparable companies. Our pay-for-performance philosophy places a substantial portion of executive officers’ total compensation “at risk” while providing compensation opportunities which are comparable to the market levels.
     Incentives
     We grant some executive officers long-term awards, including performance awards, stock options and restricted stock. The purposes of the awards are to:
(i)	focus executives on the achievement of performance objectives that enhance shareholder value;

(ii)	emphasize the importance of balancing present business needs and long-term goals critical to the future success of CABG Medical; and

(iii)attract and retain executive officers of superior ability.
     General
     We provide medical and insurance benefits to our executive officers which are generally available to all of our employees. We also maintain a Simple IRA savings plan in which all qualified employees, including the executive officers, may participate. We provide matching contributions to the savings plan for all participating employees, allowing such employees to earn up to an additional 3% of their annual base salary or $10,000 ($12,000 if age 50 or older), whichever is less.

     Other
     Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the deductibility of certain compensation paid to the chief executive officer and each of the four other most highly compensated executives of a publicly-held corporation to $1 million per executive. In fiscal 2004, we did not pay “compensation” within the meaning of Section 162(m) to any of our executive officers in excess of $1 million and do not believe we will do so in the near future. Therefore, we do not have a policy at this time regarding qualifying compensation paid to its executive officers for deductibility under Section 162(m), but will formulate such a policy if compensation levels for any executive ever approach $1 million.

Members	of the Compensation Committee:
A. Jay Graf, Chair
Robert E. Munzenrider
Arch C. Smith
Summary Compensation Table
     The following table sets forth certain information regarding compensation paid during each of the Company’s last three fiscal years to the Chief Executive Officer and of the only other executive officer of the Company (the “Named Executive Officers”).

					Long-Term
		Annual Compensation			Compensation Awards
				Other
				Annual	Restricted	Securities	All Other
	Fiscal	Salary		Compensation	Stock	Underlying	Compensation
Name and Principal Position	Year	($)	Bonus ($)(1)	($)(2)	Awards ($)	Options (#)	($)
Manny Villafaña,	2005	$247,500	$22,275	—	—	—	—
Chairman and Chief	2004	—	—	$218,750	—	—	—
Executive Officer	2003	—	—	150,000	—	—	—

John L. Babitt	2005	$211,750	$19,058	—	—	140,000	—
President, Chief Operating	2004	194,500	10,000	—	—	5,000	—
Officer and Chief Financial	2003	57,200	—	—	—	275,000	—
Officer

(1)	Represents discretionary bonus based on the achievement of certain financial and operating goals for the year.

(2)	Represents consulting fees paid to Mr. Villafaña as a consultant through December 31, 2004.

Option/SAR Grants During 2005 Fiscal Year
     The following table sets forth information regarding stock options granted to Named Executive Officers during 2005. The Company has not granted stock appreciation rights.

	Number of	Percent of			Potential Realizable Value at
	Securities	Total Options			Assumed Annual Rates of
	Underlying	Granted to	Exercise or		Stock Price Appreciation for
	Options	Employees in	Base Price	Expiration	Option Term
Name	Granted (#)(1)	Fiscal Year (%)	($/Share)	Date	5%	10%
Manny Villafaña,	0	—	—	—	—	—
John L. Babitt (1)	100,000	27.3%	$4.90	03/01/15	$308,000	$781,000
John L. Babitt (2)	40,000	10.9%	$1.13	12/15/15	28,000	72,000

(1)	Such options were granted on March 1, 2005 and vested on December 15, 2005.

(2)	Such options were granted on December 15, 2005 and vest annually as to 25% of the total number of shares commencing one year after the date of grant.
Aggregated Option/SAR Exercises during 2005 and Year End Option/SAR Values
     The following table provides information related to the exercise of stock options during 2005 by the Named Executive Officers and the number and value of options held at fiscal year end by such persons:

	Shares		Number of Unexercised		Value of Unexercised
	Acquired		Securities Underlying		In-the-Money Options at
	on	Value	Options at 12/31/05		12/31/05 (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Manny Villafaña	NA	NA	NA	NA	NA	NA
John L. Babitt	NA	NA	280,000	140,000	—	—

(1)	Value of exercisable/unexercisable in-the-money options is equal to the difference between the market price of the Common Stock at fiscal year end and the option exercise price per share multiplied by the number of shares subject to options. The closing sale price as of December 31, 2005 on the Nasdaq National Market was $1.14.
Employment Agreements
     The Company has entered into an employment agreement dated December 31, 2004, as amended, with Manny Villafaña as Chief Executive Officer, which agreement provides for an annual salary of $247,500 and terminates on April 1, 2008. In accordance with the terms of the agreement, the Company may terminate the relationship upon a 60-day notice to Mr. Villafaña; however, if such termination is without cause, Mr. Villafaña will be entitled to his annual salary for the term of the agreement. During the period of employment and for a period of five (5) years following the termination of employment, except pursuant to the dissolution or liquidation of the Company, Mr. Villafaña has agreed not to compete with the Company, and he has agreed not to disclose confidential information with respect to the Company. The employment agreement also includes a customary assignment of inventions provision. In addition to the employment agreement, the Company entered into a letter agreement dated June 17, 2003, as amended, with Mr. Villafaña, which provides that, if Mr. Villafaña’s employment is terminated without cause following a change of control, Mr. Villafaña will receive compensation up to his base salary plus bonus for three (3) years following change in control date and health care benefits for twelve (12) months. On February 24, 2006, Mr. Villafaña and the Company agreed to amend the letter agreement in Section 2(d) thereof to provide that a change of control shall not mean a dissolution or liquidation of the Company. Therefore, in a dissolution of the Company, Mr. Villafaña will not receive any change of control or severance payments under his June 17, 2003 letter agreement or any severance or other payments under his employment agreement.
     Pursuant to an employment agreement dated August 18, 2003 between the Company and John L. Babitt, President, Chief Operating Officer and Chief Financial Officer, Mr. Babitt currently receives an annual salary of $211,750 for employment on an “at will” basis. The agreement may be terminated by either party with a ten-day notice. Pursuant to the employment agreement, Mr. Babitt has agreed not to compete with the Company during his employment and for one (1) year following termination of employment, except in the case of dissolution or liquidation of the Company, and Mr. Babitt has also agreed not to disclose confidential information with respect to the Company. The employment agreement also includes a customary assignment of inventions provision. On February 7, 2006, the Company entered into an agreement with Mr. Babitt, pursuant to which Mr. Babitt agreed to terminate the July 31, 2003 letter agreement between him and the Company, which letter agreement provided for change of control payments to Mr. Babitt. As consideration for the termination of the change of control payments, the Company paid $211,750 to Mr. Babitt. In addition, the Company entered into a stay bonus agreement with Mr. Babitt, which entitles Mr. Babitt to a portion of the $165,000 retention bonus pool set up for three employees, including Mr. Babitt. If Mr. Babitt continues employment with the Company until the Company is sold, dissolved or acquires another entity, he will be entitled to a payment of approximately $71,740, subject to increase if either of the other two employees do not continue their employment.
Stock Performance Chart
     The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the Nasdaq Stock Market and the Nasdaq Medical Industry Index (Medical Devices, Instruments and Supplies). The comparison assumes $100 was invested on December 8, 2004, the date of our initial public offering, and assumes reinvestment of dividends.
Comparison of Cumulative Total Return Among CABG Medical, Inc.,
the Nasdaq Stock Market (U.S.) and the Nasdaq Medical Industry Index
(Medical Devices, Instruments and Supplies)

	December 8, 2004	December 31, 2004	December 31, 2005
CABG Medical, Inc.	100	108.91	20.73

Nasdaq US	100	102.36	104.53

Nasdaq Medical	100	102.00	105.01

Directors’ Fees
     Each member of our Board of Directors who is not an employee of CABG Medical (“Non-Employee Directors”) receives a one-time grant of 50,000 shares of restricted common stock upon such director’s initial election. Such stock vests ratably over a four-year period beginning on the one-year anniversary of the date of grant. Each Non-Employee Director also receives a meeting fee of $1,000 for each full Board meeting attended and $500 for each committee meeting attended. In addition, the chair of our Audit Committee receives annual compensation equal to $10,000. In addition, we reimburse each Non-Employee Director for reasonable travel and other expenses in connection with attending meetings of the Board of Directors and committees.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
     The following table sets forth certain information regarding beneficial ownership of our common stock, as of March 30, 2006, by: (i) each person who is known by us to beneficially own more than 5% of the common stock, (ii) each of our directors, (iii) each of our named executive officers (i.e., our executive officers who we paid $100,000 or more in compensation in fiscal 2005) and (iv) all of our directors and executive officers as a group. Unless otherwise noted below, the address of each of the following shareholders is the same as our address, 14505 — 21st Avenue North, Suite 212, Minneapolis, MN 55447.

	Shares	Percentage of
	Beneficially	Outstanding Shares
Name and Address	Owned(1)	Owned(1)
Manny Villafaña	5,784,000	31.1%

Angiotech Pharmaceuticals, Inc. (2)	2,366,538	12.7%

John L. Babitt (3)	530,000	2.8%

A. Jay Graf (4)	110,000	*

Robert E. Munzenrider (4)	50,000	*

Arch C. Smith (4)	51,500	*

All officers and directors as a group (5 persons)	6,525,500	34.5%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 30, 2006 are deemed outstanding for purposes of computing the percentage of the person holding such options, but are not deemed outstanding for purposes of computing the percentage of any other person. Except as indicated by footnote, we believe that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of common stock indicated.

(2)	Includes 1,265,823 warrants to purchase common stock at $0.01 per share held by Angiodevice International GMBH, a wholly owned subsidiary of Angiotech Pharmaceuticals, Inc. (“Angiotech”). Angiotech is located at 1618 Station Street, Vancouver, British Columbia, Canada, V6A 1B6.

(3)	Includes options to purchase 280,000 shares of common stock. Mr. Babitt disclaims beneficial ownership of such option shares as the weighted average exercise price of such options is $3.45, which is significantly above the proposed per share proceeds from the plan, if approved.

(4)	Includes 37,500 shares of restricted stock subject to forfeiture; 12,500 of such shares of restricted stock vest annually on December 13 of each year.
     The following table summarizes the Company’s equity compensation plan information as of December 31, 2005.

			Number of securities
			remaining available
			for future issuance
	Number of Securities		(excluding
	to be issued upon	Weighted average	securities
	exercise of	exercise price of	reflected in column
Plan Category	outstanding options	outstanding options	(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,030,288	$2.49	3,822,500
Equity compensation plans not approved by security holders(1)	550,000	$6.875	—
Total	1,580,288	$4.016	3,822,500

(1)	This category consists of 550,000 warrants to purchase common stock at $6.875 per share, issued to our underwriters in connection with our initial public offering on December 8, 2004, which expire on December 7, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     We paid the following fees to KPMG LLP:

	2004	2005
Audit Fees (1)	$121,100	$102,500
Audit-Related Fees	—	—
Tax Fees (2)	—	2,450
All Other Fees (3)	213,500	—

	$334,600	$104,950

(1)	Audit fees incurred during 2004 were for audits of our financial statements from our inception through December 31, 2004. The portion of audit fees related to the 2004 financial statements was $60,000.

(2)	Tax fees are related to the preparation of our 2004 tax return.

(3)	All other fees are related to our initial public offering in December 2004.
     The Audit Committee has considered whether provision of the above non-audit services is compatible with maintaining KPMG’s independence and has determined that such services are compatible with maintaining their independence.
Pre-Approval of Audit Fees
     Pursuant to its written charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for CABG Medical by its independent registered public accounting firm or any other auditing or accounting firm.
Report of Audit Committee
     The Board of Directors maintains an Audit Committee comprised of three independent outside directors. The Board of Directors and the Audit Committee believe that the Audit Committee’s current member composition satisfies the rule of the National Association of Securities Dealers, Inc. (“NASD”) that governs audit committees, Rule 4310(c)(26)(B)(i), including the requirement that audit committee members all be “independent directors” as that term is defined by NASD Rule 4200(a)(14).
     In accordance with its written charter adopted by the Board of Directors, which is filed was filed as Appendix A to our proxy statement for our 2005 annual shareholders’ meeting (and also available on CABG Medical’s website at www.cabgmedical.com), the Audit Committee assists the Board of Directors with fulfilling its oversight responsibility regarding the quality and integrity of the accounting, auditing and financial reporting practices of CABG Medical, Inc. In performing its oversight responsibilities regarding the audit process, the Audit Committee:
(1)	reviewed and discussed the audited financial statements with management;

(2)	discussed with the independent certified registered public accounting firm the material required to be discussed by Statement on Auditing Standards No. 61; and

(3)	reviewed the written disclosures and the letter from the independent registered public accounting firm required by the Independence Standards Board’s Standard No.1, and discussed with the independent registered public accounting firm any relationships that may impact their objectivity and independence.

     Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Members of the Audit Committee:
Robert E. Munzenrider, Chair
A. Jay Graf
Arch C. Smith

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements. The following Financial Statements and the Independent Registered Public Accounting Firm’s Report thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K)
(b) Exhibits. See “Exhibit Index” following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CABG Medical, Inc.
(A Development Stage Company)
We have audited the accompanying balance sheets of CABG Medical, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from December 3, 1999 (date of inception) to December, 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CABG Medical, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from December 3, 1999 (date of inception) to December, 31, 2005, in conformity with U.S. generally accepted accounting principles.
As further described in notes 1 and 11 to the financial statements, the Company’s board of directors has approved a plan that may result in the liquidation and dissolution of the Company.
/s/ KPMG LLP
Minneapolis, Minnesota
February 22, 2006

CABG MEDICAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Period from
	December 3, 1999
	(Date of
	Inception) to
	December 31,	Year Ended December 31,
	2005	2003	2004	2005
	(In thousands, except share and per share amounts)
Revenue	$125	$—	$21	$104
Expenses:
Research and development	13,976	1,153	2,647	8,822
Marketing, general and administrative	3,833	405	996	2,105

Operating loss	17,684	1,558	3,622	10,823
Interest income	1,290	16	71	1,099

Net loss	$(16,394)	$(1,542)	$(3,551)	$(9,724)

Basic and diluted net loss per share		$(0.17)	$(0.34)	$(0.52)

Weighted average shares outstanding — basic and diluted		8,967,308	10,298,639	18,624,697
     See accompanying notes to financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,746	$11,609
Short-term investments	1,190	21,039
Accounts receivable	21	102
Prepaid expenses	253	485
Other current assets	17	28

Total current assets	29,227	33,263
Property and equipment, net	199	70

Total assets	$29,426	$33,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$841	$647
Accrued liabilities	19	48

Total current liabilities	860	695

Commitments and contingencies (notes 3 and 11)

Stockholders’ equity:
Undesignated stock (no par value) 6,000,000 shares authorized, none issued and outstanding	—	—
Common stock (no par value) 54,000,000 shares authorized, 15,972,975 and 18,396,755 shares issued and outstanding as of December 31, 2004 and 2005	36,378	49,685
Deferred compensation	(1,142)	(602)
Accumulated other comprehensive loss	—	(51)
Deficit accumulated during development stage	(6,670)	(16,394)

Total stockholders’ equity	28,566	32,638

Total liabilities and stockholders’ equity	$29,426	$33,333

     See accompanying notes to financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Period from December 3, 1999 (Date of Inception) to December 31, 2005,
and for the Years Ended December 31, 2003, 2004 and 2005

					Deficit
				Accumulated	Accumulated
				Other	During the
	Common Stock		Deferred	Comprehensive	Development
	Shares	Amount	Compensation	Loss	Stage	Total
	(In thousands except share amounts)
Balance at December 3, 1999 (date of inception)	—	$—	$—	$—	$—	$—
Common stock issued to founder at incorporation, $0.01 per share, December 3, 1999	6,000,000	50	—	—	—	50
Common stock issued to non-employees for research and development consulting services, $0.03 per share, May 26, 2000	525,000	17	—	—	—	17
Common stock issued, $1.67 per share, October 16, 2000 (net of issuance costs Of $11,000)	1,425,000	2,364	—	—	—	2,364
Net loss and comprehensive loss	—	—	—	—	(171)	(171)

Balance at December 31, 2000	7,950,000	2,431	—	—	(171)	2,260
Common stock issued to laboratory facility for research and development services $1.67 per share, April 1, 2001	60,000	100	—	—	—	100
Common stock issued for employee stock option exercise	480,000	16	—	—	—	16
Net loss and comprehensive loss	—	—	—	—	(718)	(718)

Balance at December 31, 2001	8,490,000	2,547	—	—	(889)	1,658
Net loss and comprehensive loss	—	—	—	—	(688)	(688)

Balance at December 31, 2002	8,490,000	2,547	—	—	(1,577)	970
Common stock issued, $2.65 per share, August 18, 2003 (net of issuance costs of $33,000)	862,294	2,252	—	—	—	2,252
Non-employee stock options granted for research and development consulting services, $2.65 per share, October 1, 2003	—	3	—	—	—	3
Net loss and comprehensive loss	—	—	—	—	(1,542)	(1,542)

Balance at December 31, 2003	9,352,294	4,802	—	—	(3,119)	1,683
Common stock issued, $3.25 per share, March 31, 2004	477,258	1,551	—	—	—	1,551
Common stock issued for employee stock option exercise	16,500	—	—	—	—	—
Non-employee stock options granted for research and development consulting services, $3.25 per share, March 31, 2004	—	195	—	—	—	195

Common stock issued, $3.25 per share, July 21, 2004	476,923	1,551	—	—	—	1,551
Common stock issued, $5.50 per share, December 8, 2004 (net of issuance costs of $3,271)	5,500,000	26,979	—	—	—	26,979
Warrants to purchase 550,000 shares of common stock at $6.875 per share, issued in connection with December 8, 2004 stock offering	—	—	—	—	—	—
Restricted stock issued to non-employee members of the board of directors at $5.50 Per share, December 7, 2004	150,000	825	(825)	—	—	—
Increase in intrinsic value of unvested employee stock options	—	475	(475)	—	—	—
Amortization of deferred compensation	—	—	158	—	—	158
Net loss and comprehensive loss	—	—	—	—	(3,551)	(3,551)

Balance at December 31, 2004	15,972,975	36,378	(1,142)	—	(6,670)	28,566
Unrealized loss on available for sale securities	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(9,724)	(9,724)

Total comprehensive loss	—	—	—	—	—	(9,775)

Common stock issued, $5.50 per share, January 14, 2005 (net of issuance costs of $343)	825,000	4,195	—	—	—	4,195
Common stock issued, $4.54 per share, March 22, 2005 (net of issuance costs of $15)	1,100,715	4,985	—	—	—	4,985
Common stock issued for employee stock option exercises	498,065	112	—	—	—	112
Warrants to purchase 1,265,823 shares of common stock at $0.01 per share, issued on connection with license agreement	—	4,335	—	—	—	4,335
Non-employee stock options granted for research and development consulting services, $3.95 per share, August 4, 2005	—	14	—	—	—	14
Decrease in intrinsic value of unvested employee stock options	—	(334)	334	—	—	—
Amortization of deferred compensation	—	—	206	—	—	206

Balance at December 31, 2005	18,396,755	$49,685	$(602)	$(51)	$(16,394)	$32,638

     See accompanying notes to financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Period from
	December 3, 1999
	(Date of Inception)
	to December 31,	Year Ended December 31,
	2005	2003	2004	2005
		(In thousands)
Cash flows from operating activities:
Net loss	$(16,394)	$(1,542)	$(3,551)	$(9,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	140	15	23	77
Impairment loss on fixed assets	248	—	—	248
Stock-based compensation	364	3	195	206
Stock-based research and development	4,664	—	158	4,349
Changes in operating assets and liabilities:
Accounts receivable	(102)	—	(21)	(81)
Prepaid expenses and other current assets	(605)	(19)	(253)	(323)
Accounts payable	647	64	739	(194)
Accrued liabilities	48	59	(37)	29

Net cash used in operating activities	(10,990)	(1,420)	(2,747)	(5,413)

Cash flows from investing activities:
Purchases of property and equipment	(459)	(33)	(147)	(197)
Purchases of short-term investments	(26,898)	(2,288)	(1,476)	(22,081)
Proceeds from short-term investments	5,901	958	1,789	2,262

Net cash provided by (used in) investing activities	(21,456)	(1,363)	166	(20,016)

Cash flows from financing activities:
Capital lease payments	—	(2)	—	—
Proceeds from issuances of common stock, net of issuance costs	43,926	2,252	30,081	9,180
Proceeds from exercise of employee stock options	129	—	—	112

Net cash provided by financing activities	44,055	2,250	30,081	9,292

Net increase (decrease) in cash and cash equivalents	11,609	(533)	27,500	(16,137)
Cash and cash equivalents at beginning of period	—	779	246	27,746

Cash and cash equivalents at end of period	$11,609	$246	$27,746	$11,609

Supplemental non-cash disclosures:
Deferred compensation	$966	$—	$1,300	$334

     See accompanying notes to financial statements.

CABG MEDICAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
  Organization and Business
     CABG Medical, Inc. (the “Company” or “CABG Medical”) is a development stage medical technology company. On February 7, 2006, the Company’s Board of Directors approved a plan to substantially reduce its operations, eliminate research and development efforts, and review strategic alternatives for the Company, including a dissolution of the Company. If the Company proceeds with a dissolution, it will ultimately liquidate all of its non-cash assets, satisfy all of its debts, and distribute all remaining cash to its shareholders. The Company’s plan of dissolution and related costs are detailed in note 11.
     The Company was incorporated in Minnesota on December 3, 1999 and operates in a single business segment.
  Cash and Cash Equivalents
     Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less. The carrying value of these instruments approximates fair value. The Company has not experienced any losses on its cash and cash equivalents.
  Short-term Investments
     Short-term investments consist of certificates of deposits, state and federal agency notes and municipal securities with a maturity of greater than three months and less than three years. Available for sale investments are recorded on the balance sheet at fair value with unrealized gains or losses being recognized as a component of other comprehensive income. For the years ended December 31, 2003, 2004, the carrying amount of these available for sale investments approximated market value. During December 2005, the Company reclassified certain investments previously classified as “held-to-maturity” to “available-for-sale.” At December 31, 2005, the Company had an unrealized loss of $51,000 on these investments as the market value of certain longer term investments exceeded the amortized cost.
  Accounts Receivable
     Accounts receivable represent amounts due from hospitals and institutions outside the United States that are participating in the Company’s clinical trial. Receivables are stated net of allowances for collectible accounts and projected returns. The majority of receivables are denominated in Euros and are translated to US Dollars at the prevailing year-end exchange rates. Fluctuations in exchange rate between the Euro to the US Dollar will impact on the amount of US Dollars ultimately received on the settlement of these receivables.
  Property and Equipment
     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to seven years, using the straight-line method.
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
  Revenue Recognition
     The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company’s revenues consist of sales to foreign jurisdictions for products to be used in clinical trials of the Holly Graft System. The majority of the Company’s sales consist of hospital consignment inventory and revenue is recognized upon implant of products used in clinical trials.
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
  Stock-Based Compensation
     The Company applies the intrinsic-value method of accounting prescribed in Accounting Priciples Board Opinion (“APB”)No. 25, “Accounting for Stock Issued to Employees” for employee stock and option grants. Generally, the Company’s employee stock option grants qualify for fixed plan accounting. Accordingly, the Company does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Stock grants are recorded at fair value upon grant and charged to expense over the vesting period using the straight-line method. The Company has issued certain stock options that require variable accounting resulting in a final determination of non-cash compensation expense upon vesting of the option based on the then current intrinsic value.
     The Company accounts for options issued to nonemployees under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that the performance will occur, which is typically the vesting date.
     Adjusted pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value per share of options granted during 2003, 2004 and 2005 was $1.57, $2.16 and $3.67, respectively. The fair value of these options granted to employees was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	2003	2004	2005
Risk free interest rate	3.71%	4.00%	4.18-4.54%
Expected dividend rate	0.00%	0.00%	0.00%
Volatility (1)	0.55	0.55	0.55-0.88
Expected life of option	7 years	7 years	7 years

(1)	Volatility was calculated based on an analysis of the Company’s industry peers prior to the Company’s initial public offering on December 8, 2004.
     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

	December 31,
	2003	2004	2005
	(In thousands, except per share amounts)
Net loss	$(1,542)	$(3,551)	$(9,724)
Add: Stock-based employee compensation expense included in net loss	—	158	206
Less: Employee stock compensation expense determined under the fair value method for all awards	(44)	(260)	(1,100)

Pro forma net loss	$(1,586)	$(3,653)	$(10,618)
Pro forma net loss per share — basic and diluted	$(0.18)	$(0.35)	$(0.57)

     The table above includes approximately $701,000 of pro forma stock based compensation expense related to the Board of Directors election to accelerate the vesting of options to purchase 363,750 shares of common stock at a weighted average exercise price of $3.94 on December 15, 2005. On the date the Board made the election to accelerate these options the Company’s common stock price was $1.13 per share. The Board of Directors determined that the option acceleration was appropriate as the compensation expense that would have been recognized by the Company upon adoption of SFAS No. 123R “Share Based Payment” did not accurately reflect the economic value of the options to option holders, the Company or its shareholders. Had the Company not accelerated the vesting of these options, the Company would have been required under SFAS No. 123R to recognize as compensation expense of up to $701,000 through December 31, 2009.
     Net Loss Per Share
     Weighted average basic and diluted net loss per share amounts were calculated as follows:

	December 31,
	2003	2004	2005
	(In thousands, except per share amounts)
Net loss	$(1,542)	$(3,551)	$(9,724)

Weighted average common shares and equivalents outstanding Common shares outstanding	8,967,308	10,298,639	17,639,783
Warrants issued at a nominal exercise price (note 2)	—	—	984,914

Weighted average shares outstanding — basic and diluted	8,967,308	10,298,639	18,624,697

Pro forma net loss per share — basic and diluted	$(0.17)	$(0.34)	$(0.52)

     Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares and equivalents outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options, warrants and the vesting of restricted stock grants. The warrant issued to Angiotech (see note 6) for 1,265,823 shares of common stock is included in the calculation of basic and diluted earnings per share due to the nominal exercise price of $0.01 per share. Diluted EPS is identical to Basic EPS since potential common shares, consisting of unvested restricted stock grants and unexercised stock options and certain warrants are excluded from the calculation, as their effect is anti-dilutive. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders calculations were 1,135,000, 1,997,500 and 1,692,788 as of December 31, 2003, 2004 and 2005, respectively.
  New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Statement is effective for the Company beginning in fiscal 2006. The Company plans to implement SFAS 123R using the modified prospective method. Based on the value of unvested awards at December 31, 2005, the Company expects the impact of SFAS 123R would be approximately $19,000 of expense annually from 2006 to 2009. However, the Company cannot precisely determine the impact on net loss, because the ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. Estimated compensation expense related to prior periods can be found within Note 1 to these financial statements.
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
2. Development Stage Activities
     The Company has operated as a development stage enterprise since its inception by devoting substantially all of its effort to financial planning, raising capital, research and development, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     The Company has incurred losses of $16.4 million and negative operating cash flow of $11.0 million from inception through December 31, 2005. Although, the Company has been successful in raising funds in the past there is no assurance that any such financing or borrowings can be obtained in the future on terms acceptable to the Company. As further described in note 11, the Company has suspended substantially all of its development activities on February 7, 2006 and is considering several strategic alternatives including liquidation of the Company’s net assets. The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts of liabilities and existing commitments that may result from the outcome of these uncertainties.

3. Commitments and Contingencies
  Leases
     The Company entered into an operating lease agreement for its facility. Terms of certain lease arrangements include renewal options, payment of executory costs such as real estate taxes, insurance, common area maintenance and escalation clauses.
     Annual future minimum lease obligations under our operating lease agreement as of December 31, 2005 are as follows (in thousands):

2006	83
2007	21

Total	$104

     Rent expense was approximately $108,000, $84,000 and $73,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and $493,000 for the period from December 3, 1999 (date of inception) to December 31, 2005.
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
  Employment Agreements
     The Company has entered into employment agreements with certain key employees providing for an annual salary, stock options and such benefits in the future as may be approved by the Board of Directors. Certain agreements also contain change of control provisions pursuant to which upon a merger in which more than 50% of the Company’s voting stock is acquired by a third party, an acquisition of more than 20% of our voting stock by anyone other than the Company’s founder, Manny Villafaña, the sale of substantially all of our assets, a liquidation, or a change in the control of the Company’s board, the applicable employees will receive severance payments equal to their monthly salary for 24-36 months. In February 2006, these agreements were amended as described in note 11.
  Supply Agreements
     In January 2004, the Company entered into a supply agreement that requires the Company to purchase a minimum of approximately $76,000 of materials in 2006. In February 2006, the Company notified the supplier that it was exercising its contractual right to terminate this supply agreement.

4. Property and Equipment
     Property and equipment consists of the following:

	December 31,
	2004	2005
	(In thousands)
Furniture and office equipment	$34	$39
Machinery and production equipment	183	137
Computers and technology equipment	44	34

	261	210

Accumulated depreciation	(62)	(140)

	$199	$70

     In December 2005, the Company determined that certain property and equipment was impaired. Upon evaluation of the recoverability of the fixed asset balances, primarily through discussions with market place participants, the Company recorded an impairment charge of approximately $248,000 to reflect the estimated fair market value. The actual amount realized on these assets may differ materially from our estimates.
     Depreciation expense was $15,000, $23,000 and $77,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and $140,000 for the period from December 3, 1999 (date of inception) to December 31, 2005.
5. Accrued Liabilities
     Accrued liabilities consist of the following:

	December 31,
	2004	2005
	(In thousands)
Accrued compensation	$19	$42
Other expenses	—	6

	$19	$48

6. Stockholders’ Equity
Common Stock Offerings
     During 2000, the Company sold 1,425,000 shares of common stock at a price of $1.67 per share to various investors resulting in net proceeds of $2,364,000 to the Company.
     During 2003, the Company sold 862,294 shares of common stock at a price of $2.65 per share to various investors resulting in net proceeds of $2,252,000 to the Company.
     In March 2004, the Company sold 477,258 shares of common stock at a purchase price of $3.25 per share to various investors resulting in net proceeds of $1,551,000.
     In July 2004, the Company sold 476,923 shares of common stock at a price of $3.25 per share to various investors resulting in net proceeds of $1,551,000.
     In December 2004, the Company sold 5,500,000 shares at $5.50 per share in an initial public offering (IPO) of the Company’s common stock. Net proceeds to the Company totaled approximately $26,979,000 after deducting offering expenses of approximately $3,271,000. In connection with the IPO, the Company granted warrants to the underwriters to purchase 550,000 shares of the Company’s common stock at an exercise price equal to $6.875 per share. The warrants are exercisable between December 8, 2005 and December 7, 2009.

     In January 2005, the Company issued 825,000 shares of common stock at $5.50 per share in connection with the underwriter’s purchase of the IPO over-allotment. Net proceeds to the Company totaled approximately $4,195,000 after deducting offering expenses of approximately $343,000.
     On March 22, 2005, Company entered into a license agreement with Angiotech Pharmaceuticals, Inc. (“Angiotech”). The license agreement provides the Company with an exclusive license to use the Angiotech technology in the manufacture and sale of synthetic and/or biologic coronary artery bypass graft products or systems that release or elute paclitaxel in the coronary artery bypass graft field. As partial consideration for the grant of this exclusive license, the Company issued Angiodevice International GmbH, a wholly-owned subsidiary of Angiotech, a warrant to purchase 1,265,823 shares of common stock with an exercise price of $0.01 per share. The license agreement also requires the Company to make future license fee payments to Angiotech based on the achievement of certain regulatory approvals, and a royalty based on the sale of products incorporating Angiotech’s technology.
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
     A summary of option activity is as follows:

		Weighted
	Shares Under	Average	Available
	Option	Exercise Price	For Grant
Options outstanding at December 3, 1999 (date of inception)	—	$—	6,000,000
Granted	1,935,000	0.06	(1,935,000)

Options outstanding at December 31, 2000	1,935,000	0.06	4,065,000
Granted	30,000	1.67	(30,000)
Exercised	(480,000)	0.03	—
Cancelled	(720,000)	0.03	720,000

Options outstanding at December 31, 2001	765,000	0.17	4,755,000
Cancelled	(30,000)	0.03	30,000

Options outstanding at December 31, 2002	735,000	0.17	4,785,000
Granted	400,000	2.65	(400,000)

Options outstanding at December 31, 2003	1,135,000	1.05	4,385,000
Granted	257,000	3.51	(257,000)
Restricted stock grant	—	—	(150,000)
Exercised	(16,500)	0.03	—
Cancelled	(78,000)	2.65	78,000

Options outstanding at December 31, 2004	1,297,500	1.45	4,056,000
Granted	371,500	3.67	(371,500)
Exercised	(500,712)	0.25	—
Cancelled	(138,000)	4.04	138,000

Options outstanding at December 31, 2005	1,030,288	2.49	3,822,500

The following table summarizes outstanding stock options at December 31, 2005:

		Weighted Average
		Remaining
Per Share		Contractual Life	Weighted Average	Options
Exercise Price	Shares	(Years)	Exercise Price	Exercisable
$0.03	221,788	4.41	$0.03	221,788
1.13	86,500	9.96	1.13	—
2.65 – 2.87	390,000	7.96	2.68	290,000
3.25 – 3.95	115,000	8.33	3.28	115,000
4.25 – 4.90	217,000	9.19	4.80	217,000

	1,030,288	7.67	2.49	843,788

     In December 2005, the Board of Directors accelerated the vesting of options to acquire 363,750 shares of common stock at exercise prices between $2.65 and $4.90. The weighted average exercise price of options exercisable at December 31, 2005 was $2.61.
     For all stock option grants, the Company believes that the exercise price approximates or is greater than the fair value of the Company’s common stock at the grant date.
Variable Stock Option Grants
     The Company has granted options to an employee that vest upon the completion of a $15 million equity financing and the completion of the first human implantation of the Holly Graft System in the United States. As the vesting for these grants is dependent on achieving these milestones the Company has accounted for these option grants using variable accounting in accordance with APB No. 25. Accordingly, the Company remeasures the value of variable options grants at each balance sheet date and records the intrinsic value as deferred compensation. Upon completion of the Company’s initial public offering in December 2004, options to acquire 50,000 shares of common stock with an exercise price of $2.65 per share vested and the Company recorded $141,000 of compensation expense. Options to purchase 100,000 shares of common stock with an exercise price of $2.65 per share will require recognition of compensation expense for the difference between the fair value of the Company’s common stock on the vesting date and the $2.65 exercise price. Upon determination that the achievement of the first implantation of the Holly Graft System in the United States is probable, the Company will commence expense recognition of the intrinsic value of the options. As of December 31, 2005 the Company has recorded no deferred compensation relating to the remaining unvested variable stock grants as the fair value of the Company’s common stock exceeded the exercise price of the variable options.
Restricted Stock Grants
     In December 2004, the Company issued 150,000 shares of restricted common stock to non-employee members of the Board of Directors. The shares vest over a four-year period as the director continues to serve in such capacity. In connection with the issuance of the restricted stock grants the Company recorded deferred compensation expense within stockholders’ equity of $825,000. The fair value of the restricted stock awards will be recognized as compensation expense on a straight line basis over the vesting term. For the years ended December 31, 2004 and 2005 the Company recorded marketing, general and administrative expense of $17,000 and $206,000, respectively related to the vesting of the restricted stock grants.
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
     During the first quarter of 2004, the Company granted 100,000 options to advisory board members to support the Company’s research and development activities. The options vested immediately and the Company recorded an expense of $195,000 in 2004. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.71%; volatility of 55%; dividend yield of 0%; and a weighted average expected life of the options of seven years. The fair value of the common stock was based on the value of concurrent transactions with independent third parties. The assumptions are described in Note 1 of the financial statements.
     On March 22, 2005, Company entered into a license agreement with Angiotech Pharmaceuticals, Inc. which provides the Company with an exclusive license to use the Angiotech technology in the manufacture and sale of synthetic and/or biologic coronary artery bypass graft products or systems that release or elute paclitaxel in the coronary artery bypass graft field. As partial consideration for the grant of this exclusive license, the Company issued Angiodevice International GmbH, a wholly-owned subsidiary of Angiotech, a warrant to purchase 1,265,823 shares of its common stock with an exercise price of $0.01 per share. The license agreement also requires the Company to make future license fee payments to Angiotech based on the achievement of certain regulatory approvals, and a royalty based on the sale of products incorporating Angiotech’s technology. Due to its development nature, the Company recognized research & development expense $4,335,000 related to the value of these warrants.
     During the third quarter of 2005, the Company granted 5,000 options to a consultant to support the Company’s research and development activities. The options vested immediately and the Company recorded an expense of $14,000 in 2005. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.34%; volatility of 55%; dividend yield of 0%; and a weighted average expected life of the options of ten years. The exercise price of the $3.95 was equal to the fair value of the Company’s stock on the date of grant.
9. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2004	2005
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,591	$4,854
Intangible assets — license agreement	—	1,647
Stock-based compensation	—	153
Fixed-asset impairment	—	99
Charitable contribution carryforwards	40	40
Research credit carryforwards	175	309

Total deferred tax assets	2,806	7,102
Deferred tax liabilities:
Depreciation	—	(8)

Total deferred taxes	2,806	7,094
Valuation allowance	(2,806)	(7,094)

Net deferred tax assets	$—	$—

     The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2004 and 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.
     At December 31, 2005, the Company had federal and state income tax net operating loss carryforwards of approximately $12,135,000. The operating loss carryforwards will begin to expire in 2019. At December 31, 2005, the Company had federal and state research credit carryforwards of approximately $309,000. The research credit carryforwards will begin to expire in 2019. Under the Tax Reform Act of 1986, the utilization of these net operating loss and research credit carryforwards may be limited as a result of significant changes in ownership.
     A reconciliation of the statutory tax rates and the effective tax rates are as follows:

	Period from
	December 3, 1999
	(Date of Inception)	Year Ended
	to December 31,	December 31,
	2005	2003	2004	2005
Statutory rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
State and local income taxes (net of federal tax benefit)	(6.0)	(6.0)	(6.0)	(6.0)
Credits and other	(1.4)	—	—	(1.4)
Change in valuation allowance	40.0	40.0	40.0	41.4

	0.0%	0.0%	0.0%	0.0%

     A summary of the Company’s deferred tax asset valuation allowance is as follows (in thousands):

Balance, December 31, 2003	1,298
Additions	1,508
Deductions	—

Balance, December 31, 2004	2,806
Additions	4,288
Deductions	—

Balance, December 31, 2005	$7,094

10. Quarterly Data (Unaudited)
The following table summarizes the Company’s operating results by Quarter:

	Year Ended December 31, 2004					Year Ended December 31, 2005
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
	(In thousands)
Revenue	$—	$—	$—	$21	$21	$—	$—	$34	$70	$104

Expenses:
Research and development	519	473	648	1,007	2,647	5,323	1,063	1,124	1,312	8,822
Marketing, general and administrative	165	236	195	400	996	538	474	488	605	2,105

Operating loss	684	709	843	1,386	3,622	5,861	1,537	1,578	1,847	10,823
Interest income	5	7	13	46	71	205	277	296	321	1,099

Net loss	$(679)	$(702)	$(830)	$(1,340)	$(3,551)	$(5,656)	$(1,260)	$(1,282)	$(1,526)	$(9,724)

11. Subsequent Event
     On February 7, 2006, the Company’s Board of Directors approved a plan to substantially reduce operations and review strategic alternatives for the Company, including a dissolution of the Company. If the Company proceeds with a dissolution, it will ultimately liquidate all of its non-cash assets, satisfy all of its debts, and distribute all remaining cash to its shareholders. There will be more than one distribution to shareholders.
     In anticipation of proceeding with a dissolution strategy to conserve cash, on February 7, 2006 the Company terminated seven of its eleven full-time employees and ceased research and development efforts involving the Holly Graft System, its only technology. All employees signed individual separation agreements waiving all claims he or she may have against the Company, and will receive severance payments from the Company. The seventh employee has been provided a two week notice of termination and will be presented with a similar agreement on her last day of employment. Total severance payments for these seven employees aggregate $575,000 and will be paid in a lump sum in February 2006.
     Effective February 7, 2006, the Board of Directors approved agreements with Mr. Babitt and two other essential employees of the Company. The agreements were entered into in exchange for the termination of existing employment and change in control agreements. These employees will receive lump sum payments aggregating approximately $410,000 as compensation for waiving their rights under these agreements. In addition these three employees will be entitled to a portion of a retention bonus pool in the aggregate amount of $165,000, payable if they continue to be employed by the Company at the time of any business combination or dissolution of the Company. All of the related severance and stay bonuses will be recorded by the Company in 2006. In addition the Board of Directors approved an amendment Mr. Villafaña’s change in control agreement so that he does not receive severance payments in the event of a liquidation of the Company.
     The Company’s financial statements at December 31, 2005 have been prepared on a going concern basis of accounting as the triggering event for liquidation accounting, shareholder approval, has not been met. Certain amounts in the December 31, 2005 balance sheet are subject to adjustment in the event the Company is liquidated. For example, if the Company applied liquidation accounting as of December 31, 2005, it would be required to record an investment loss of $51,000 currently deferred within the accumulated other comprehensive loss, write-off prepaid expenses aggregating $485,000 and accrue, in addition to the $1,150,000 severance and retention bonuses noted above, all additional expenses to wind down the business.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2006	CABG MEDICAL, INC.

	By	/s/ Manuel A. Villafaña

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

Name	Title	Date

/s/ Manuel A. Villafaña Manuel A. Villafaña	Chairman and Chief Executive Officer and Director (principal executive officer)	February 24, 2006

/s/ John L. Babitt John L. Babitt	President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	February 24, 2006

/s/ A. Jay Graf A. Jay Graf	Director	February 24, 2006

/s/ Arch C. Smith Arch C. Smith	Director	February 24, 2006

/s/ Robert E. Munzenrider Robert E. Munzenrider	Director	February 24, 2006

CABG MEDICAL, INC.
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 31, 2005	000-51050

Exhibit
Number	Description

3.1	Articles of Incorporation and Articles of Amendment thereto (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of specimen certificate representing CABG Medical, Inc.’s common stock (1)
10.1	2000 Long-Term Incentive Plan and related forms of agreements (1)(2)
10.2	CABG Medical, Inc. 2005 Annual Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended July 2, 2005 (2)
10.4	Employment Agreement dated as of August 18, 2003 with John L. Babitt (1)(2)
10.6	Letter Agreement dated June 17, 2003 with Manuel A. Villafaña (1)(2)
10.9	Letter Agreement dated July 31, 2003 with John L. Babitt (1)(2)
10.10	Supply Agreement dated January 1, 2004 with Bard Peripheral Vascular, Inc. (1)
10.11	Clinical Coating Agreement dated April 14, 2003 with SurModics, Inc. (1)
10.12	Material Transfer Agreement dated March 22, 2004 with Mayne Pharma, Inc. (1)
10.13	Technology Transfer Agreement dated June 5, 1996 between ATS Medical, Inc. and Manuel A. Villafaña (1)
10.14	Amendment to Technology Transfer Agreement dated June 3, 2004 with ATS Medical, Inc. and Manuel A. Villafaña (1)
10.15	Technology Transfer Agreement dated July 15, 2004 with Manuel A. Villafaña (1)
10.16	Master License Agreement dated May 14, 2004 with SurModics, Inc. (1)
10.17	Amendment to Clinical Coating Agreement dated June 30, 2004 with SurModics, Inc. (1)
10.18	Application for Supply of Materials Terms of Materials Transfer with Novartis Pharma AG dated July 19, 2004 (1)
10.19	Amendment to Clinical Coating Agreement dated October 11, 2004 with SurModics, Inc. (1)
10.20	Employment agreement dated December 31, 2004 with Manuel A. Vilafaña – incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004 (2)
10.21	License Agreement dated March 22, 2005 with Angiotech Pharmaceuticals, Inc. – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005
10.22	Investment Agreement dated March 22, 2005 and Amendment dated April 7, 2005 with Angiotech Pharmaceuticals, Inc. – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005
10.23	Amendment to Employment Agreement dated February 8, 2006 with Manny Villafaña – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006 (2)
10.24	Discharge and Termination Agreement Regarding “Change in Control” Letter Agreement dated February 8, 2006 with Manny Villafaña – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2006 (2)
10.25	Stay Bonus Agreement dated February 8, 2006 with Manny Villafaña – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2006 (2)
10.26	Discharge and Termination Agreement Regarding “Change in Control” Letter Agreement dated February 8, 2006 with John Babitt – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2006 (2)
10.27	Stay Bonus Agreement dated February 8, 2006 with John Babitt – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 13, 2006 (2)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-117580

(2)	Management agreement or compensatory plan or arrangement.